Form 10-Q
period 2020-06-30
Burgundy Technology Acquisition Corp
filed 2020-10-06
CIK 1815526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Burgundy Technology Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	001-39474	N/A
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)
PO Box 1093 Boundary Hall, Cricket Square Grand Cayman, KY1-1102 Cayman Islands		N/A
(Address of principal executive offices)		(Zip Code)

(345) 945-7099

(Registrant’s telephone number, including area code)

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one share of Class A Common Stock and one-half of one Redeemable Warrant	BTAQU	The NASDAQ Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	BTAQ	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one Class A Ordinary Share for $11.50 per share	BTAQW	The NASDAQ Stock Market LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of October 6, 2020, 35,562,500 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

Form 10-Q

For the Quarter Ended June 30, 2020

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

JUNE 30, 2020

Assets
Current assets:
Prepaid expenses	$8,154

Total current assets	8,154
Deferred offering costs associated with initial public offering	267,769

Total Assets	$275,923

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$7,968
Accrued expenses	239,119
Note payable - related party	26,198

Total current liabilities	273,285

Commitments and Contingencies

Shareholder’s Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; none issued and outstanding	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding (1)	863
Additional paid-in capital	24,137
Accumulated deficit	(22,362)

Total shareholder’s equity	2,638

Total Liabilities and Shareholder’s Equity	$275,923

(1)

This number included up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On September 18, 2020, the underwriters exercised the over-allotment option in full; as a result, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH JUNE 30, 2020

General and administrative expenses	$22,362

Net loss	$(22,362)

Weighted average shares outstanding, basic and diluted (1)	8,625,000

Basic and diluted net loss per share	$(0.00)

(1)

This number included up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On September 18, 2020, the underwriters exercised the over-allotment option in full; as a result, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDER’S EQUITY

FOR THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH JUNE 30, 2020

	Preference shares		Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholder’s Equity
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - June 4, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	—	—	(22,362)	(22,362)

Balance - June 30, 2020 (unaudited)	—	$—	—	$—	8,625,000	$863	$24,137	$(22,362)	$2,638

(1)

This number included up to 1,125,000 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On September 18, 2020, the underwriters exercised the over-allotment option in full; as a result, these shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH JUNE 30, 2020

Cash Flows from Operating Activities:
Net loss	$(22,362)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid expenses and general and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	19,800
Prepaid expenses and general and administrative expenses paid by Sponsor under promissory note	10,748
Changes in operating assets and liabilities:
Prepaid expenses	(8,154)
Accounts payable	(32)

Net cash used in operating activities	—

Net change in cash	—

Cash - beginning of the period	—

Cash - end of the period	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$5,200
Deferred offering costs included in accounts payable	$8,000
Deferred offering costs included in accrued expenses	$239,119
Deferred offering costs included in note payable	$15,450

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization and Business Operations

Burgundy Technology Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on June 4, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.

As of June 30, 2020, the Company had not commenced any operations. All activity for the period from June 4, 2020 (inception) through June 30, 2020 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

The Company’s sponsor is Burgundy Technology Sponsor Limited, a Jersey private limited company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 26, 2020. On August 31, 2020, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million. The underwriters exercised the over-allotment option in full and on September 18, 2020 purchased an additional 4,500,000 units (the “Over-Allotment Units”), generating additional gross proceeds of $45.0 million (the “Over-Allotment”). The Company incurred offering costs of approximately $19.6 million, including approximately $12.1 million in deferred underwriting fees (Note 5).

Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 950,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $9.5 million. The Company consummated a second closing (the “Second Closing”) of the Private Placement simultaneously with the closing of the Over-Allotment on September 18, 2020 for an additional 112,500 Private Placement Units to the Sponsor, generating gross proceeds to the Company of approximately $1.1 million (Note 4).

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, approximately $346.7 million ($10.05 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of funds held in the Trust Account as described below.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the Over-Allotment and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the net assets held in the Trust Account (as defined below) (excluding the amount of deferred underwriting commissions and taxes payable on the interest earned on the Trust Account) at the time of the signing of the agreement to enter into the initial Business Combination. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).

The Company will provide the holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) have agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (a) that would modify the substance or timing of the Company’s obligation to provide holders of its Public Shares the right to have their shares redeemed in connection with a Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its Business Combination within 18 months from the closing of the Initial Public Offering, or February 28, 2022 (as such may be extended, the “Combination Period”) or with respect to any other provision relating to the rights of Public Shareholders, unless the Company provides the Public Shareholders with the opportunity to redeem their Class A ordinary shares in conjunction with any such amendment.

If the Company anticipates that it may not be able to consummate a Business Combination within 18 months, the Company may extend the Combination Period. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account approximately $1.1 million ($0.033 per Public Share), on or prior to the date of the applicable deadline, for each monthly extension, up to an aggregate of approximately $6.8 million, or $0.198 per Public Share, if the Company effects extension for up to six months in aggregate.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

If the Company has not completed a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to consummate a Business Combination within the Combination Period.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.05 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.05 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of June 30, 2020, the Company had no cash and a working capital deficit of approximately $265,000.

Up to June 30, 2020, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $26,000 pursuant to the Note issued to the Sponsor (Note 4). Subsequent to June 30, 2020, the Company’s liquidity needs had been satisfied with additional borrowings under the Note of approximately $162,000, for a total of approximately $188,000 under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on September 3, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loan.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 2—Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair presentation of the balances and results for the period presented. Operating results for the period from June 4, 2020 (inception) through June 30, 2020 are not necessarily indicative of the results that may be expected through December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited balance sheet included in the Form 8-K and the audited financial statements and notes thereto included in the final prospectus filed by the Company with the SEC on September 4, 2020 and August 27, 2020, respectively.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the unaudited condensed balance sheet.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of the financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period.

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results outstanding as of June 30, 2020 could differ from those estimates.

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholder’s equity upon the completion of the Initial Public Offering and the Over-Allotment in August 2020 and September 2020, respectively.

Net Loss Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At June 30, 2020, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statements recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of August 31, 2020, there were no unrecognized tax benefits and no amounts were accrued for the payment of interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3—Initial Public Offering

On August 31, 2020, the Company consummated its Initial Public Offering of 30,000,000 Units at $10.00 per Unit, generating gross proceeds of $300.0 million. The underwriters exercised the over-allotment option in full and on September 18, 2020 purchased an additional 4,500,000 Over-Allotment Units, generating additional gross proceeds of $45.0 million. The Company incurred offering costs of approximately $19.6 million, including approximately $12.1 million in deferred underwriting fees.

Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 6).

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4—Related Party Transactions

Founder Shares

On June 12, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 11,500,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On August 25, 2020, the Sponsor surrendered 2,875,000 Founder Shares, resulting in an aggregate of 8,625,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any units in the Initial Public Offering) after the Initial Public Offering. On September 18, 2020, the underwriters fully exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

The initial shareholders agreed, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier of (A) one year after the completion of the initial Business Combination or (B) subsequent to the initial Business Combination, (x) if the last reported sale price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, or (y) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange, reorganization or other similar transaction that results in all of the shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property.

Private Placement Units

Simultaneously with the closing of the Initial Public Offering and the Over-Allotment on August 31, 2020 and September 18, 2020, the Company consummated the Private Placement of 950,000 Private Placement Units and 112,500 Private Placement Units at a price of $10.00 per Private Placement Unit, respectively, generating total gross proceeds of approximately $10.6 million in total. The Private Placement Units (including the Private Placement Shares, the Private Placement Warrants (as defined below) and Class A ordinary shares issuable upon exercise of such warrants) will not be transferable or salable until 30 days after the completion of the initial Business Combination.

Each whole private placement warrant underlying the Private Placement Units (the “Private Placement Warrants”) is exercisable for one whole Class A ordinary share at a price of $11.50 per share. Certain proceeds from the Private Placement Units was added to the proceeds from the Initial Public Offering to be held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the Private Placement Units and the underlying securities will expire worthless.

The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Units until 30 days after the completion of the initial Business Combination.

Related Party Loans

On June 12, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. As of June 30, 2020, the Company had approximately $26,000 outstanding under the Note. Subsequent to June 30, 2020, the Company borrowed additional funds under the Note of approximately $162,000, for a total of approximately $188,000 under the Note. The Company repaid the Note in full on September 3, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. To date, the Company had no outstanding borrowings under the Working Capital Loans.

Related Party Extension Loans

As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to six times, each by an additional month (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account approximately $1.1 million ($0.033 per Public Share), on or prior to the date of the applicable deadline, for each monthly extension, up to an aggregate of approximately $6.8 million, or $0.198 per Public Share, if the Company effects extension for up to six months in aggregate. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.

Note 5—Commitments and Contingencies

Registration Rights

The holders of the Founder Shares, Private Placement Units, and units that may be issued upon conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) are entitled to registration rights to require the Company to register a sale of any of its securities held by them pursuant to the registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

The Company granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option on September 18, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering and the Over-Allotment. In addition, $0.35 per unit, or approximately $12.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6—Shareholder’s Equity

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2020, there were no Class A ordinary shares issued or outstanding.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On June 12, 2020, the Company issued 11,500,000 Class B ordinary shares. On August 25, 2020, the Sponsor surrendered 2,875,000 Class B ordinary shares, resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. Of the 8,625,000 Class B ordinary shares outstanding as of June 30, 2020, up to 1,125,000 Class B ordinary shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would collectively own approximately 20% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any units in the Initial Public Offering). On September 18, 2020, the underwriters fully exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

Class A ordinary shareholders and Class B ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders and vote together as a single class, except as required by law; provided, that holders of the Founder Shares will have the right to appoint all of the Company’s directors prior to the initial Business Combination and holders of the Class A ordinary shares will not be entitled to vote on the appointment of directors during such time.

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein and in the amended and restated memorandum and articles of association. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Business Combination, the ratio at which Founder Shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Founder Shares agree to waive such anti-dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate on an as-if-converted basis, 20% of the sum of all ordinary shares outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units (or their component securities) issued to the Sponsor or its affiliates upon conversion of loans made to the Company). In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Preference Shares—The Company is authorized to issue 2,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2020, there were no preference shares issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such Class A ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

The warrants are exercisable at $11.50 per whole share, subject to adjustment, and will expire five years after the completion of a Business Combination or earlier upon redemption or liquidation.

If (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like) (with such issue price or effective issue price to be determined in good faith by the Company’s board of directors and, in the case of any such issuance to the Sponsor or its affiliates, without taking into account any Founder Shares held by the Sponsor or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume weighted average trading price of the Class A ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price.

Once the warrants become exercisable, we may redeem the outstanding warrants (except as described herein with respect to the placement warrants as described):

•	in whole and not in part;

•	at a price of $0.01 per warrant;

•	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the 30-day redemption period; and

•

if, and only if, the last sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement. Additionally, in no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

The Private Placement Warrants are identical to the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7—Subsequent Events

Management has evaluated subsequent events and transactions occurring after the balance sheet date through October 6, 2020, the date the unaudited condensed financial statements were available for issuance. Other than as described in these unaudited condensed financial statements in relation to the Company’s repayment of the Note (Note 4), share surrender (Note 4), Initial Public Offering (Note 3) and related transactions, and underwriters exercise of the Over-allotment (Note 4), the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “Burgundy Technology Acquisition Corporation,” “our,” “us” or “we” refer to Burgundy Technology Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.

Overview

We are a blank check company incorporated as a Cayman Islands exempted company on June 4, 2020 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

Our Sponsor is Burgundy Technology Sponsor Limited, a Jersey private limited company. The registration statement for our Initial Public Offering was declared effective on August 26, 2020. On August 31, 2020, we consummated our Initial Public Offering of 30,000,000, at $10.00 per Unit, generating gross proceeds of $300.0 million. The underwriters exercised the over-allotment option in full and on September 18, 2020 purchased an additional 4,500,000 Over-Allotment Units, generating additional gross proceeds of $45.0 million. We incurred offering costs of approximately $19.6 million, including approximately $12.1 million in deferred underwriting fees.

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 950,000 Private Placement Units, at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $9.5 million. We consummated the Second Closing of the Private Placement simultaneously with the closing of the Over-Allotment on September 18, 2020 for an additional 112,500 Private Placement Units to our Sponsor, generating gross proceeds to us of approximately $1.1 million.

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, approximately $346.7 million ($10.05 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in the Trust Account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering, the Over-Allotment and the sale of Private Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination.

If we have not completed a Business Combination within 18 months (unless such period is extended as described herein), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a Business Combination within the Combination Period.

If the Company anticipates that it may not be able to consummate a Business Combination within 18 months, the Company may extend the Combination Period. In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliate or designees must deposit into the Trust Account approximately $1.1 million ($0.033 per Public Share), on or prior to the date of the applicable deadline, for each monthly extension, up to an aggregate of approximately $6.8 million, or $0.198 per Public Share, if the Company effects extension for up to six months in aggregate.

Liquidity and Capital Resources

As of June 30, 2020, we had no cash and a working capital deficit of approximately $265,000.

Up to June 30, 2020, our liquidity needs were satisfied through the payment of $25,000 from our Sponsor to cover certain offering costs in exchange for the issuance of the Founder Shares, and a loan of approximately $26,000 pursuant to the Note issued to our Sponsor. Subsequent to June 30, 2020, our liquidity needs had been satisfied with additional borrowings under the Note of approximately $162,000, for a total of approximately $188,000 under the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on September 3, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, our management believes that we will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Our management continues to evaluate the impact of the COVID-19 pandemic and has concluded that the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Results of Operations

Our entire activity since inception up to June 30, 2020 was in preparation for our formation and the preparation of our Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the period from June 4, 2020 (inception) through June 30, 2020, we had net loss of approximately $22,400, which consisted solely of general and administrative expenses.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Units, and units that may be issued upon conversion of Working Capital Loans (and in each case holders of their component securities, as applicable) are entitled to registration rights to require us to register a sale of any of its securities held by them pursuant to the registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 4,500,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. The underwriters fully exercised their over-allotment option on September 18, 2020.

The underwriters were entitled to an underwriting discount of $0.20 per Unit, or $6.9 million in the aggregate, paid upon the closing of the Initial Public Offering and the Over-Allotment. In addition, $0.35 per unit, or approximately $12.1 million in the aggregate will be payable to the underwriters for deferred underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that we complete a Business Combination, subject to the terms of the underwriting agreement.

Critical Accounting Policies

Deferred Offering Costs Associated with the Initial Public Offering

Deferred offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering and that were charged to shareholder’s equity upon the completion of the Initial Public Offering in August 2020.

Net Loss Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period. At June 30, 2020, we did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of our company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2020, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2020 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering filed with the SEC on August 27, 2020. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on August 27, 2020, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On June 12, 2020, we issued to our Sponsor an aggregate of 11,500,000 Founder Shares in exchange for a capital contribution of $25,000. On August 25, 2020, the Sponsor surrendered 2,875,000 Founder Shares, resulting in an aggregate of 8,625,000 Founder Shares outstanding. The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option is not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of our issued and outstanding ordinary shares (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any units in the Initial Public Offering) after the Initial Public Offering. On September 18, 2020, the underwriters fully exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture. The Founder Shares are convertible into Class A ordinary shares as provided in the Amended and Restated Memorandum and Articles of Association. The foregoing issuance was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

On August 31, 2020, we consummated our Initial Public Offering of 30,000,000 Units, at a price of $10.00 per Unit, generating gross proceeds of $300,000,000. The underwriters exercised the over-allotment option in full and on September 18, 2020 purchased an additional 4,500,000 units, generating additional gross proceeds of $45,000,000. Mizuho Securities USA LLC acted as the global coordinator and sole book-running manager for the offering. I-Bankers Securities, Inc. acted as co-manager. The securities sold in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-240243). The SEC declared the registration statement effective on August 26, 2020.

Simultaneously with the closing of the Initial Public Offering and the Over-Allotment on August 31, 2020 and September 18, 2020, the Company consummated the Private Placement of 950,000 Private Placement Units and 112,500 Private Placement Units at a price of $10.00 per Private Placement Unit, respectively, generating total gross proceeds of $10,625,000. Such securities were issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The Private Placement Units (including the Private Placement Shares, the Private Placement and Class A ordinary shares issuable upon exercise of such warrants) will not be transferable or salable until 30 days after the completion of the initial Business Combination, subject to certain limited exceptions. If we do not complete a Business Combination within the Combination Period, the Private Placement Units and the underlying securities will expire worthless.

Of the gross proceeds received from the Initial Public Offering and the full exercise of the over-allotment option, $346,725,000 was placed in the Trust Account.

We paid a total of $6,900,000 in underwriting discounts and commissions and approximately $604,000 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

None.

Item 5.	Other Information

None.

Item 6.	Exhibits.

Exhibit Number	Description

3.1(1)	Amended and Restated Memorandum and Articles of Association of the Company

4.1(1)	Warrant Agreement, dated August 26, 2020, between the Company and Continental Stock Transfer & Trust Company

10.1(1)	Letter Agreement, dated August 26, 2020, among the Company, Burgundy Technology Sponsor Limited and the officers and directors of the Company

10.2(1)	Investment Management Trust Agreement, dated August 26, 2020, between the Company and Continental Stock Transfer & Trust Company

10.3(1)	Registration Rights Agreement, dated August 26, 2020, among the Company, Burgundy Technology Sponsor Limited and the holders party thereto

10.4(1)	Private Placement Units Purchase Agreement, dated August 26, 2020, between the Company and Burgundy Technology Sponsor Limited

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of the Principal Financial and Accounting Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1*	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2*	Certification of the Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

(1)

Previously filed as an exhibit to the Company’s Current Report on Form 8-K (File No. 001-39474), filed with the Securities and Exchange Commission on September 1, 2020 and incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 6th day of October, 2020.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

By:	/s/ Leo Apotheker
Name:	Leo Apotheker
Title:	Co-Chief Executive Officer (Principal Executive Officer)

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

/s/ James Scott Mackey
James Scott Mackey
Chief Financial Officer (Principal Financial and Accounting Officer)