Form 10-Q
period 2020-09-30
Burgundy Technology Acquisition Corp
filed 2020-11-12
CIK 1815526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Not Applicable

(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A Ordinary Share and one-half of one Redeemable Warrant	BTAQU	The NASDAQ Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	BTAQ	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one Class A Ordinary Share for $11.50 per share	BTAQW	The NASDAQ Stock Market LLC

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

As of November 12, 2020, 35,562,500 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

Quarterly Report on Form 10-Q

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2020	1

	Unaudited Condensed Statements of Operations for the three months ended September 30, 2020 and for the period from June 4, 2020 (inception) through September 30, 2020	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2020 and for the period from June 4, 2020 (inception) through September 30, 2020	3

	Unaudited Condensed Statement of Cash Flows for the period from June 4, 2020 (inception) through September 30, 2020	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

SIGNATURES		22

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

UNAUDITED CONDENSED BALANCE SHEET

SEPTEMBER 30, 2020

Assets
Current assets:
Cash	$1,570,008
Prepaid expenses	206,042

Total current assets	1,776,050
Investments held in Trust Account	346,729,821

Total assets	$348,505,871

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$474,721
Accrued expenses	79,575

Total current liabilities	554,296
Deferred underwriting commissions	12,075,000

Total liabilities	12,629,296

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 32,923,042 shares subject to possible redemption at $10.00 per share	330,876,572

Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,639,458 shares issued and outstanding (excluding 32,923,042 shares subject to possible redemption)	264
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	5,142,455
Accumulated deficit	(143,579)

Total shareholders’ equity	5,000,003

Total Liabilities and Shareholders’ Equity	$348,505,871

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2020	For the Period From June 4, 2020 (Inception) through September 30, 2020
Operating expenses:
General and administrative expenses	$125,839	$148,400

Loss from operations	(125,839)	(148,400)

Other income:
Gain on marketable securities, dividends and interest held in Trust Account	4,821	4,821

Total other income	4,821	4,821

Net loss	$(121,018)	$(143,579)

Weighted average Class A ordinary shares outstanding, basic and diluted	32,884,274	32,884,274

Basic and diluted net income per ordinary share, Class A	$0.00	$0.00

Weighted average Class B ordinary shares outstanding, basic and diluted	8,625,000	8,625,000

Basic and diluted net loss per ordinary share, Class B	$(0.01)	$(0.02)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020 AND

FOR THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

			Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Preference shares		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance - June 4, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	—	—	(22,561)	(22,561)

Balance - June 30, 2020 (unaudited)	—	$—	—	$—	8,625,000	$863	$24,137	$ (22,561)	$2,439
Sale of units in initial public offering, gross	—	—	34,500,000	3,450	—	—	344,996,550	—	345,000,000
Offering costs	—	—	—	—	—	—	(19,629,846)	—	(19,629,846)
Sale of private placement units to Sponsor in private placement	—	—	1,062,500	106	—	—	10,624,894	—	10,625,000
Class A ordinary shares subject to possible redemption	—	—	(32,923,042)	(3,292)	—	—	(330,873,280)	—	(330,876,572)
Net loss	—	—	—	—	—	—	—	(121,018)	(121,018)

Balance - September 30, 2020 (unaudited)	—	$—	2,639,458	$264	8,625,000	$863	$5,142,455	$ (143,579)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

Cash Flows from Operating Activities:
Net loss	$(143,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(4,821)
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	19,800
General and administrative expenses paid by Sponsor under promissory note	11,055
Changes in operating assets and liabilities:
Prepaid expenses	(206,042)
Accounts payable	190,278
Accrued expenses	4,575

Net cash used in operating activities	(128,734)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(346,725,000)

Net cash used in investing activities	(346,725,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	92,208
Repayment of note payable to related party	(188,213)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	10,625,000
Offering costs paid	(7,105,253)

Net cash provided by financing activities	348,423,742

Net change in cash	1,570,008

Cash - beginning of the period	—

Cash - end of the period	$1,570,008

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$5,200
Offering costs included in accounts payable	$284,443
Offering costs included in accrued expenses	$75,000
Offering costs funded with note payable	$84,950
Deferred underwriting commissions	$12,075,000
Initial value of Class A ordinary shares subject to possible redemption	$330,986,901
Change in initial value of Class A ordinary shares subject to possible redemption	$(110,329)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 1—Description of Organization, Business Operations and Basis of Presentation

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

As of September 30, 2020, the Company had not commenced any operations. All activity for the period from June 4, 2020 (inception) through September 30, 2020 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

The Company will provide the holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares will be classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, if the Company seeks shareholder approval of its Business Combination and does not conduct redemptions in connection with its Business Combination pursuant to the tender offer rules, the Amended and Restated Memorandum and Articles of Association provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 15% of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

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

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 5) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.05 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.05 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2020 and the period from June 4, 2020 (inception) through September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on September 4, 2020 and August 27, 2020, respectively.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

This may make comparison of the Company’s financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Risk and Uncertainties

On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be impacted by the COVID-19 outbreak and the resulting market downturn. The financial statements does not include any adjustments that might result from the outcome of this uncertainty.

Liquidity and Capital Resources

As of September 30, 2020, the Company had approximately $1.6 million in its operating bank account, and working capital of approximately $1.2 million.

Prior to closing of the Initial Public Offering, the Over-Allotment and the Private Placement, the Company’s liquidity needs were satisfied through the payment of $25,000 from the Sponsor to cover certain offering costs of the Company in exchange for the issuance of the Founder Shares, and a loan of approximately $188,000 pursuant to the Note issued to the Sponsor (Note 4). Subsequent to closing of the Initial Public Offering, the Over-Allotment and the Private Placement, the Company’s liquidity needs have been satisfied with proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on September 3, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity from the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

directors to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Note 2—Summary of Significant Accounting Policies

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents.

Investments Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Investments held in Trust Account are classified as trading securities, which are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At September 30, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

•

Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•

Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

As of September 30, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. As of September 30, 2020, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities. The Company uses NAV as a practical expedient to fair value for its investments in money market funds.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of underwriting, legal, accounting, and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 32,923,042 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Income Taxes

FASB ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,781,250, of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the gain on marketable securities, dividends, and interest held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in net income of $4,821 for the three month period ended September 30, 2020 and for the period from June 4, 2020 (inception) through September 30, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

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

Note 4—Related Party Transactions

Founder Shares

On June 12, 2020, the Sponsor paid $25,000 to cover certain offering costs of the Company in consideration of 11,500,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On August 25, 2020, the Sponsor surrendered 2,875,000 Founder Shares, resulting in an aggregate of 8,625,000 Founder Shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. The Sponsor agreed to forfeit up to 1,125,000 Founder Shares to the extent that the over-allotment option was not exercised in full by the underwriters, so that the Founder Shares would represent 20.0% of the Company’s issued and outstanding ordinary shares (excluding the Private Placement Shares and assuming the initial shareholders do not purchase any units in the Initial Public Offering) after the Initial Public Offering. On September 18, 2020, the underwriters fully exercised the over-allotment option; thus, these Founder Shares were no longer subject to forfeiture.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Related Party Loans

On June 12, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company had borrowed approximately $188,000 under the Note. The Company repaid the Note in full on September 3, 2020.

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. To date, the Company had no outstanding borrowings under the Working Capital Loans.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2020, there were 35,562,500 Class A ordinary shares issued or outstanding, including 32,923,042 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On June 12, 2020, the Company issued 11,500,000 Class B ordinary shares. On August 25, 2020, the Sponsor surrendered 2,875,000 Class B ordinary shares, resulting in an aggregate of 8,625,000 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share surrender. Of the 8,625,000 Class B ordinary shares, an aggregate of up to 1,125,000 Class B ordinary shares were subject to forfeiture, to the Company by the Sponsor for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering. The underwriters fully exercised their over-allotment option on September 18, 2020; thus, these shares were no longer subject to forfeiture.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein and in the amended and restated memorandum and articles of association. In the case that additional Class A ordinary shares, or equity-linked securities, are issued or deemed issued in excess of the amounts sold in the Initial Public Offering and related to the closing of the Business Combination, the ratio at which Founder Shares will convert into Class A ordinary shares will be adjusted (unless the holders of a majority of the issued and outstanding Founder Shares agree to waive such anti-

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

dilution adjustment with respect to any such issuance or deemed issuance) so that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate on an as-if-converted basis, 20% of the sum of all ordinary shares outstanding upon completion of the Initial Public Offering plus all Class A ordinary shares and equity-linked securities issued or deemed issued in connection with the Business Combination (excluding any shares or equity-linked securities issued, or to be issued, to any seller in the initial Business Combination and any private placement-equivalent units (or their component securities) issued to the Sponsor or its affiliates upon conversion of loans made to the Company). In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.

Preference Shares—The Company is authorized to issue 2,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2020, there were no preference shares issued or outstanding.

Warrants—Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such Class A ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through November 12, 2020, the date the financial statements was available for issuance, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to Burgundy Technology Acquisition Corporation The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Such statements include, but are not limited to, possible business combinations and the financing thereof, and related matters, as well as all other statements other than statements of historical fact included in this Form 10-Q. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (“SEC”) filings.

Overview

We are a blank check company incorporated on June 4, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”) that we have not yet identified. Our sponsor is Burgundy Technology Sponsor Limited, a Jersey private limited company (our “Sponsor”).

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

Liquidity and Capital Resources

As of September 30, 2020, we had approximately $1.6 million in our operating bank account, working capital of approximately $1.2 million, and no interest income available in the Trust Account to pay for our tax obligations, if any.

Prior to closing of the Initial Public Offering, the Over-Allotment and the Private Placement, our liquidity needs were satisfied through the payment of $25,000 from our Sponsor to cover certain of our offering costs in exchange for the issuance of founder shares, and a loan of approximately $188,000 pursuant to a note agreement with our Sponsor (the “Note”). Subsequent to closing of the Initial Public Offering, the Over-Allotment and the Private Placement, our liquidity needs have been satisfied with proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on September 3, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity from our Sponsor or an affiliate of our Sponsor, or our officers and directors to meet our needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Results of Operations

Our entire activity since inception through September 30, 2020 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial Business Combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2020, we had net loss of $121,018, which consisted of $125,839 in general and administrative expenses, which was partially offset by a $4,821 gain on marketable securities, dividends and interest held in Trust Account.

For the period from June 4, 2020 (inception) through September 30, 2020, we had net loss of $143,579, which consisted of $148,400 in general and administrative expenses, which was partially offset by a $4,821 gain on marketable securities, dividends and interest held in Trust Account.

Contractual Obligations

We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at September 30, 2020, 32,923,042 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,781,250, of our Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the gain on marketable securities, dividends, and interest held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in net income of $4,821 for the three month period ended September 30, 2020 and for the period from June 4, 2020 (inception) through September 30, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

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

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2020, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2020, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

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

We paid a total of $6,900,000 in underwriting discounts and commissions and approximately $655,000 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $12,075,000 in underwriting discounts and commissions.

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Form 10-Q.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 12th day of November, 2020.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

By:	/s/ Leo Apotheker
Name:	Leo Apotheker
Title:	Co-Chief Executive Officer (Principal Executive Officer)

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

/s/ James Scott Mackey
James Scott Mackey
Chief Financial Officer (Principal Financial and Accounting Officer)