Form 10-K
period 2020-12-31
Burgundy Technology Acquisition Corp
filed 2021-03-23
CIK 1815526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-39474

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1580814
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

PO Box 1093 Boundary Hall, Cricket Square Grand Cayman, KY1-1102 Cayman Islands	N/A
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (345) 945-7099

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share and one-half of one Redeemable Warrant	BTAQU	The NASDAQ Stock Market LLC
Class A Ordinary Shares, par value $0.0001 per share	BTAQ	The NASDAQ Stock Market LLC
Warrants, each whole warrant exercisable for one Class A Ordinary Share for $11.50 per share	BTAQW	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes    ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant was not a public company at June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, and therefore it cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates at such date. The registrant’s units began trading on the Nasdaq Capital Market on August 27, 2020 and the registrant’s Class A ordinary shares began separate trading on the Nasdaq Capital Market on October 8, 2020. The aggregate market value of the registrant’s Class A ordinary shares outstanding, other than shares held by persons who may be deemed affiliates of the registrant, at December 31, 2020, computed by reference to the closing price for the Class A ordinary shares on such date, as reported on the Nasdaq Capital Market, was $359.145 million.

As of March 23, 2021, 35,562,500 Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”), and 8,625,000 Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”), were issued and outstanding, respectively.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Unless otherwise stated in this annual report on Form 10-K, references to:

●	“we,” “us,” “company,” “Burgundy Technology” or “our company” are to Burgundy Technology Acquisition Corporation, a Cayman Islands exempted company;

●	“amended and restated memorandum and articles of association” are to our memorandum and articles of association;

●	“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time.

●	“founder shares” are to shares of our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, and our Class A ordinary shares issued upon the conversion thereof as provided herein;

●	“initial shareholders” are to the holders of our founder shares prior to our initial public offering;

●	“letter agreement” refers to the letter agreement, dated August 26, 2020 which is filed as an exhibit to this report; and

●	“management” or our “management team” are to our officers and directors;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares, collectively;

●	“placement shares” are to our Class A ordinary shares included within the private placement units being purchased by our sponsor in the private placement;

●	“public shareholders” are to the holders of our public shares;

●	“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

●	“placement warrants” are to the warrants included within the private placement units being purchased by our sponsor in the private placement;

●	“private placement units” are to the units being purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one-half of one placement warrant;

●	“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or in the open market);

●	“sponsor” is to Burgundy Technology Sponsor Limited, a Jersey private limited company;

●	“warrants” are to our redeemable warrants, which include the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the private placement units or their permitted transferees;

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

•	our ability to complete our initial business combination in the software and technology industry;

•	our expectations around the performance of the prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses in the software and technology industry;

•	risks associated with acquiring an operating company or business in the software and technology industry;

•	the ability of our officers and directors to generate a number of potential acquisition opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	the trust account not being subject to claims of third parties; or

•	our financial performance.

The forward-looking statements contained in this report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

Item 1.	Business

General

We are an early stage blank check company incorporated on June 4, 2020 as a Cayman Islands exempted company and incorporated for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this report as our initial business combination. We have generated no operating revenues to date and will not generate operating revenues until we consummate our initial business combination.

Since our initial public offering, we have concentrated our efforts in identifying businesses on European, Israeli and U.S. technology companies. Our vision is simple: to find the highest quality technology company that will compound growth for long-term value creation. We will leverage our extensive network to generate proprietary deal sourcing, apply a disciplined risk-return framework evaluating various opportunities and take a systematic approach to value creation once the target is brought into the public markets. Our management, officers and directors have a track record of operating and investing in technology companies across all cycles and will be guided by our fundamental principle of creating long-term value for all shareholders.

We believe our management team has the skills and experience to identify, evaluate and consummate a business combination and is positioned to assist businesses we acquire. However, our management team’s network and investing and operating experience do not guarantee a successful initial business combination. The members of our management team are not required to devote any significant amount of time to our business and are concurrently involved with other businesses. There is no guarantee that our current officers and directors will continue in their respective roles, or in any other role, after our initial business combination, and their expertise may only be of benefit to us until our initial business combination is completed.

The Changes We See

2020 has been a year of significant change and disruption to daily lives and how people work. This new normal has caused significant volatility in the economy and the markets as a whole. Historically, when the world and the global economy go through material downturns and changes, the pace of technology disruption and subsequent digital transformation accelerates to adapt. Software’s innovation and importance have heightened, enhancing productivity gains and serving as a vital engine of resilience and growth. The global COVID-19 pandemic has further accelerated these trends.

A wide range of new infrastructure technologies and application development tools coupled with greater levels of connectivity, such as cloud, artificial intelligence/machine learning, low-code/no-code application development and 5G/IoT (Internet of Things), are resulting in significant and continuous digital transformation, impacting industries and business models across the world.

We believe these tech-driven transformations are consequential, ubiquitous, unstoppable, and gaining significant momentum. Major shifts are happening across multiple industries ranging from financial services, healthcare and retail sectors to communications, media, manufacturing, transportation and travel. Companies need to adopt new business models and transform not only in the way they engage with consumers, suppliers and partners, but also in the way they manage internal business processes. Software companies that enhance productivity and assist in this transformation continue to gain traction, generating high-growth and high-margins with defensible business models.

Software and tech-enabled companies globally have been and will remain an important player in the tectonic shift towards digital transformation. Software continues to be in a secular growth cycle supported by sustainable and long-term expansion. Many developed and emerging countries have access to a well-trained, skilled and affordable engineering talent pool for the sector. Against this backdrop, it is not surprising that venture capital has been very active in the space. From 2014 to June 2020, $307 billion in venture funding has been deployed globally in the software sector with a significant portion of that capital supporting later stage companies. According to Pitchbook, Series D+ rounds for venture-backed software attracted $22 billion in capital, at median valuations of $490 million in 2019.

Companies in developed nations, such as the U.S., Europe and Israel, serve markets with a relatively high standard of living, well-developed domestic business environment and respect of the rule of law. According to PitchBook-NVCA Venture Monitor, venture capital investments in the U.S. reached $136.5 billion in 2019, surpassing the $130 billion mark for the second consecutive year. In Europe, venture capital has more than tripled in recent years, jumping from €9 billion in deal value in 2013 to €32.4 billion in 2019, according to Pitchbook’s 2019 Annual European Venture Report. In Israel, venture capital investments in IT and enterprise software companies have been even more pronounced, as investments rose from $0.4 billion in 2013 to over $4.4 billion in 2019 according to IVC’s 2019 Israel High Tech Report.

Due to large amount of available capital in the private markets, which includes, but is not limited to, venture capital, hedge funds, mutual funds, sovereign wealth funds, and corporates, companies have been able to stay private longer. With this stable access to private capital, a company’s decision to go public is a strategic one rather than one of additional liquidity.

We believe the combination of accelerating digital transformation and the availability of capital has spurred a sizable opportunity for entrepreneurial dynamism and wealth creation. We see significant go-to market opportunities in local markets, which our management team is experienced to help diversify globally. We possess the enterprise experience necessary to do so prudently, with an optimal mix of organic and inorganic strategies.

The Sector We Intend To Pursue

While our efforts to identify a target business may span many industries and regions worldwide, we intend to focus on public and private opportunities in the technology sector, particularly companies in enterprise software or technology-enabled services. We believe these sectors will deliver strong risk-adjusted returns for our investors, supported by a robust market outlook and industry tailwinds.

Enterprise software spending is growing significantly faster than both the broader economy and overall IT spend. Gartner research forecasts show enterprise software spending growing at a compound annual growth rate, or CAGR, of 9.8% between 2018 and 2023, as opposed to a global overall IT spending CAGR in general of 2.9% and global GDP CAGR 2.4% for the same period. Mature software markets continue to grow and show resilience even as the sector continues to rapidly evolve. With hardware becoming increasingly commoditized, the focus of IT spending is shifting towards software. Additionally, tech-enabled services represent a large and growing total addressable market with a size of $135 billion, according to Gartner research. The market includes, but is not limited to enterprise resource planning, analytics and business intelligence, customer relationship management, and supply chain management.

Management believes that a number of technology companies are considering capital raising in the form of IPOs globally and particularly in the U.S., Europe and Israel. In the U.S., an average of 82 technology companies went public each year during the 1990s, according to Dealogic. Since 2010, however, that annual average plummeted to only 32, a 59% drop, and in 2019, stood at 46. In Europe, of the eight tech companies listed on the Nasdaq or the NYSE, only one has completed a regular way IPO since 2016, with a second reaching the public markets via a SPAC business combination, highlighting the exit drought for private European tech companies through traditional way IPOs. Our management team believes financial sponsor-backed high growth technology companies that were evaluating entering the public markets through a traditional IPO in 2020 may look for alternative sources of liquidity.

Management believes the inability for smaller but successful technology companies to raise capital through regular way IPOs or the bank market creates a long-term investment opportunity. We believe this group of companies is overlooked by the capital markets and offer significant potential upside for investors, presenting a compelling opportunity for growth and value creation.

We intend to capture opportunities that are available and to evaluate the best risk-reward trade-off to create sustainable long-term shareholder value.

Acquisition Criteria

We expect to use the following strategic, operational and financial criteria to evaluate software and technology enabled opportunities in targeting companies with enterprise value between $750 million and $2 billion and with large addressable markets. We believe companies of this size have a momentum that often includes an international following, and offer long-term better risk-adjusted return potential.

Strategy

•	Product excellence: We will seek products that have a differentiated and defensible niche in large addressable markets. Products should either have newer architectural and cloud advantages or be mature and stable and capable of being a platform for future growth in building new products or adding logical adjacencies.

•	Reputation and market acceptance: We will seek companies with a sizable market share in their segment or the opportunity to achieve market leadership by disrupting the incumbents. Defensible proprietary technology and intellectual property rights will also be key components for a compelling target business.

•	Strategic Initiatives: We will seek management teams with the interest and ability to execute on strategic opportunities, including acquisitions of companies that enhance shareholder value.

•	Defensible business niche: We will seek companies that have a leading or niche market position and that demonstrate advantages when compared to their competitors, which may help to create barriers to entry against new competitors.

Operational

•	Target management’s maturity: We will seek companies with proven and accomplished management teams that are eager to work with us and benefit from our management team’s expertise. We will devote significant resources to analyzing and reaching alignment among a target’s management and its stakeholders, a paramount element to the successful execution of any business plan.

•	Operational maturity: We will seek companies which have compliance, financial controls and reporting processes in place and are ready for the regulatory constraints of a public entity.

Financial

•

Growth and Profitability: We will seek to invest in companies on a promising growth path, driven by a sustainable competitive advantage, resulting in strong unit economics. Companies with strong gross margin profiles and those with high net dollar retention rates are generally compelling from an investment perspective.

Benefit from being public: We will work with management and shareholders who want to have their company become a public entity and create substantial value. The benefits of transitioning from a private to a public entity may include broader access to debt and equity providers, liquidity for employees and currency for a potential acquisition, and expanded branding in the marketplace.
Appropriate valuations: We are rigorous, disciplined and valuation-centric investors, with a keen understanding of market value. We will seek significant upside potential with limited downside risks.

These criteria are not exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on these general guidelines, as well as other considerations, factors and criteria that our management team deems relevant. If we enter into an initial business combination with a target business that does not meet the above criteria and guidelines, we will disclose that the target business does not meet the above criteria in the shareholder communications related to our initial business combination, either in the form of proxy solicitation materials or tender offer documents that we file with the SEC.

The Value We Offer

As highlighted above, our goal is to complete a business combination with a leading software or tech enabled company that is valued between $750 million and $2 billion in enterprise value, where we can effectively employ our management team’s industry skills and experience, as well as our extensive personal networks to add value and grow the acquired company significantly. We believe the value our management team may bring to a target business includes the following:

•	Expertise in growing and profitably scaling successful software and tech enabled companies: Our management team has demonstrated consistent prowess in building, investing, nurturing and leading software and tech enabled companies. We know how to spot unique ideas or disruptive business models and grow them from local sensation to global ubiquity. Through decades of combined operational and financial experience, our management team has a proven track record of growing companies organically and through M&A. Additionally, we believe we can leverage our extensive professional network to recruit and use top talent to create competitive advantage.

•	Ability to mentor and support exceptional executives: Our management team and advisors have served on multiple public and private boards of directors globally, across various sectors. They collectively supervised hundreds of acquisitions, took companies public, navigated complex governance challenges, and contributed to their companies’ global success.

•	Maximizing the value of becoming a public entity: As a public entity, we believe we offer a wide range of advantages to stakeholders. These include, but are not limited to, working with management and shareholders who want to see their company generate substantial value; broadening access to debt and equity providers; providing liquidity for employees and currency for potential acquisitions; and expanding a brand in the marketplace.

•	Clarity of vision: As the business school saying goes, “strategy without execution is hallucination” and our management team brings a wealth of operational experience that we believe will help grow good companies to global scale. Our management team will work on an expedited timetable with a company to ensure that the right organic and inorganic strategy is executed systematically to profitably grow and will bring a wealth of software industry relationships to grow strong alliances and partnerships for technology or go-to market extensions.

We intend to use a network of professional contacts that our management team and advisors developed over many years, and whom we trust for their insights and vision. This network encompasses private equity firms, venture capitalists and entrepreneurs.

The skills and experience accumulated by our management team and advisors will guide our acquisition process.

Other Acquisition Considerations

We may need to obtain additional financing either to complete our initial business combination or if we become obligated to redeem a significant number of our public shares upon completion of our initial business combination, or for both reasons. We intend to acquire a company with an enterprise value significantly above the net proceeds of our initial public offering and the sale of the private placement units. Depending on the size of the transaction or the number of public shares we are obligated to redeem, we may utilize several additional financing sources, including, but not limited to, the issuance of additional securities to the sellers of a target business, borrowings from banks or other lenders or the owners of the target, capital markets indebtedness, a private placement to raise additional funds, or a combination of the foregoing. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our business combination.

Unless we complete our initial business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm, another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and placement shares held by them and any public shares purchased during or after the offering in favor of our initial business combination.

Members of our management team indirectly own our ordinary shares and/or private placement units and may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Each of our directors and officers presently has, and in the future our directors and our officers may have, additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our officers or directors becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with the company nor shall any contract or transaction entered into by or on behalf of the company in which any director shall have an interest be liable to be avoided. A director shall be at liberty to vote in respect of any contract or transaction in which he or she is interested, provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the Board of Directors. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

We may, in connection with our initial business combination or earlier, and subject to requisite shareholder approval under the Companies Law, transfer by way of continuation (migrate) to a different jurisdiction, including, for example, the jurisdiction in which the target company or business is located.

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act, until we have entered into a definitive agreement regarding our initial business combination or we have liquidated the trust account or we have failed to complete our initial business combination within 18 months after the closing of our initial public offering.

Initial Business Combination

As required by Nasdaq rules, our initial business combination will be approved by a majority of our independent directors. Nasdaq rules also require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. If our Board of Directors is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination.

We anticipate structuring our initial business combination so that the post-transaction company in which our public shareholders own shares will own or acquire 100% of the equity interests or assets of the target business or businesses. We may, however, structure our initial business combination such that the post-transaction company owns or acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons. However, we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended, or the Investment Company Act. Even if the post-transaction company owns or acquires 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post-transaction company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our shareholders immediately prior to our initial business combination could own less than a majority of our issued and outstanding shares subsequent to our initial business combination. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% of net assets test. If our initial business combination involves more than one target business, the 80% of net assets test will be based on the aggregate value of all of the target businesses.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.

Status as a public company

We believe our structure will make us an attractive business combination partner to target businesses. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their interests in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

While we believe that our structure and our management team’s backgrounds will make us an attractive business partner, some potential target businesses may have a negative view of us since we are a blank check company, without an operating history, and there is uncertainty relating to our ability to obtain shareholder approval of our proposed initial business combination and retain sufficient funds in our trust account in connection therewith.

We are an “emerging growth company,” as defined in the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”). As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Additionally, we are a “smaller reporting company,” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

 Financial Position

With funds available for a business combination in the amount of $334,661,767, as of December 31, 2020, assuming no redemptions and after payment of $12,075,000 of deferred underwriting fees, before fees and expenses associated with our initial business combination, we offer a target business a variety of options such as creating a liquidity event for its owners, providing capital for the potential growth and expansion of its operations or strengthening its balance sheet by reducing its debt ratio. Because we are able to complete our initial business combination using our cash, debt or equity securities, or a combination of the foregoing, we have the flexibility to use the most efficient combination that will allow us to tailor the consideration to be paid to the target business to fit its needs and desires. However, we have not taken any steps to secure third party financing and there can be no assurance it will be available to us.

Effecting Our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations for an indefinite period of time following our initial public offering. We intend to effectuate our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, our shares, debt or a combination of these as the consideration to be paid in our initial business combination. We may, although we do not currently intend to, seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, start-up companies or companies with speculative business plans or excess leverage, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial business combination or used for redemptions of our Class A ordinary shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including, for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination, and we may effectuate our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses larger than we could acquire with the net proceeds of our initial public offering and the sale of the private placement units, and may, as a result, be required to seek additional financing to complete such proposed initial business combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial business combination. In the case of an initial business combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Selection of a Target Business and Structuring of Our Initial Business Combination

As required by Nasdaq rules, our initial business combination will be approved by a majority of our independent directors. Nasdaq rules also require that we must complete one or more business combinations having an aggregate fair market value of at least 80% of the value of the assets held in the trust account (excluding the deferred underwriting commissions and taxes payable on the interest earned on the trust account) at the time of our signing a definitive agreement in connection with our initial business combination. The fair market value of the target or targets will be determined by our Board of Directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation or value of comparable businesses. Our shareholders will be relying on the business judgment of our Board of Directors, which will have significant discretion in choosing the standard used to establish the fair market value of the target or targets, and different methods of valuation may vary greatly in outcome from one another. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

If our board is not able to independently determine the fair market value of the target business or businesses, we will obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, with respect to the satisfaction of such criteria. We do not intend to purchase multiple businesses in unrelated industries in conjunction with our initial business combination. Subject to these requirements, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

In any case, we will only complete an initial business combination in which we own or acquire 50% or more of the outstanding voting securities of the target or otherwise acquire a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If we own or acquire less than 100% of the equity interests or assets of a target business or businesses, the portion of such business or businesses that are owned or acquired by the post-transaction company is what will be valued for purposes of the 80% of net assets test. There is no basis for investors in our initial public offering to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination.

To the extent we effect our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth we may be affected by numerous risks inherent in such company or business. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, inspection of facilities, as well as a review of financial, operational, legal and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

 Lack of Business Diversification

For an indefinite period of time after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination; and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’s management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our initial business combination, it is unlikely that any of them will devote their full efforts to our affairs subsequent to our initial business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the particular target business.

We cannot assure you that any of our key personnel will remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other legal reasons.

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

•	we issue Class A ordinary shares that will be equal to or in excess of 20% of the number of Class A ordinary shares then outstanding;

•	any of our directors, officers or substantial shareholders (as defined by Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of Class A ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

•	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

Permitted Purchases of our Securities

In the event we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules of the SEC, our sponsor, directors, officers or advisors, or their respective affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination. There is no limit on the number of shares such persons may purchase. However, they have no current commitments, plans or intentions to engage in such transactions and have not formulated any terms or conditions for any such transactions. In the event our sponsor, directors, officers or advisors, or their respective affiliates determine to make any such purchases at the time of a shareholder vote relating to our initial business combination, such purchases could have the effect of influencing the vote necessary to approve such transaction. None of the funds in the trust account will be used to purchase shares in such transactions. They will not make any such purchases when they are in possession of any material non-public information not disclosed to the seller or if such purchases are prohibited by Regulation M under the Exchange Act. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. We have adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with our legal counsel prior to execution. We cannot currently determine whether our insiders will make such purchases pursuant to a Rule 10b5-1 plan, as it will be dependent upon several factors, including, but not limited to, the timing and size of such purchases. Depending on such circumstances, our insiders may either make such purchases pursuant to a Rule 10b5-1 plan or determine that such a plan is not necessary.

In the event that our sponsor, directors, officers or advisors, or their respective affiliates, purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. We do not currently anticipate that such purchases, if any, would constitute a tender offer subject to the tender offer rules under the Exchange Act or a going-private transaction subject to the going-private rules under the Exchange Act; however, if the purchasers determine at the time of any such purchases that the purchases are subject to such rules, the purchasers will comply with such rules.

The purpose of such purchases would be to (i) vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or (ii) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain or obtain the quotation, listing or trading of our securities on a national securities exchange.

Our sponsor, directors, officers or advisors, or their respective affiliates, anticipate that they may identify the shareholders with whom our sponsor, directors, officers or advisors, or their respective affiliates may pursue privately negotiated purchases by either the shareholders contacting us directly or by our receipt of redemption requests submitted by shareholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, directors, officers or advisors, or their respective affiliates enter into a private purchase, they would identify and contact only potential selling shareholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Such persons would select the shareholders from whom to acquire shares based on the number of shares available, the negotiated price per share and such other factors as any such person may deem relevant at the time of purchase. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. Our sponsor, directors, officers or advisors, or their respective affiliates will only purchase shares if such purchases comply with Regulation M under the Exchange Act and the other federal securities laws.

Any purchases by our sponsor, directors, officers or advisors, or their respective affiliates, who are affiliated purchasers under Rule 10b-18 under the Exchange Act will only be made to the extent such purchases are able to be made in compliance with Rule 10b-18, which is a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Rule 10b-18 has certain technical requirements that must be complied with in order for the safe harbor to be available to the purchaser. Our sponsor, directors, officers or advisors, or their respective affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act.

Ability to Extend Time to Complete Business Combination

We will have until 18 months from the closing of our initial public offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to six times, each by an additional month (for a total of up to 24 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement to be entered into between us and Continental Stock Transfer & Trust Company on August 26, 2020, in order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $1,138,500 if the underwriters’ over-allotment option is exercised in full ($0.033 per public share), on or prior to the date of the applicable deadline, for each monthly extension, up to an aggregate of $6,831,000, or $0.198 per public share, if we effect extension for up to six months in aggregate. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. Consequently, such loans might not be made on the terms described in this report. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination.

Redemption Rights for Public Shareholders Upon Completion of our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account as of two business days prior to the consummation of the initial business combination, including interest (which interest shall be net of taxes payable) divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account as of December 31, 2020, was $10.05 per public share (subject to increase of up to an additional $0.198 per public share in the event that our sponsor elects to extend the period of time to consummate a business combination). The per-share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriter. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, placement shares and any public shares they may hold in connection with the completion of our initial business combination.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under the law or stock exchange listing requirement. Under Nasdaq rules, asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would require shareholder approval. We intend to conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC unless shareholder approval is required by law or stock exchange listing requirement or we choose to seek shareholder approval for business or other legal reasons. So long as we obtain and maintain a listing for our securities on Nasdaq , we will be required to comply with Nasdaq rules.

If a shareholder vote is not required and we do not decide to hold a shareholder vote for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers; and

•	file tender offer documents with the SEC prior to completing our initial business combination which contain substantially the same financial and other information about the initial business combination and the redemption rights, as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies.

Upon the public announcement of our initial business combination, we or our sponsor will terminate any plan established in accordance with Rule 10b5-1 to purchase our Class A ordinary shares in the open market if we elect to redeem our public shares through a tender offer, to comply with Rule 14e-5 under the Exchange Act.

In the event we conduct redemptions pursuant to the tender offer rules of the SEC, our offer to redeem will remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act, and we will not be permitted to complete our initial business combination until the expiration of the tender offer period. In addition, the tender offer will be conditioned on public shareholders not tendering more than a specified number of public shares which are not purchased by our sponsor, which number will be based on the requirement that we will only redeem our public shares, so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. If public shareholders tender more shares than we have offered to purchase, we will withdraw the tender offer and not complete the initial business combination.

If, however, shareholder approval of the transaction is required by law or stock exchange listing requirement, or we decide to obtain shareholder approval for business or other legal reasons, we will, pursuant to our amended and restated memorandum and articles of association:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules of the SEC; and

•	file proxy materials with the SEC.

We expect that a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a preliminary proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Although we are not required to do so, we currently intend to comply with the substantive and procedural requirements of Regulation 14A in connection with any shareholder vote even if we are not able to maintain our Nasdaq listing or Exchange Act registration.

In the event that we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination.

If we seek shareholder approval, we will complete our initial business combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. In such case, pursuant to the terms of a letter agreement entered into with us, our sponsor, officers and directors have agreed (and their permitted transferees will agree) to vote any founder shares and placement shares held by them and any public shares purchased during or after our initial public offering in favor of our initial business combination. We expect that at the time of any shareholder vote relating to our initial business combination, our sponsor and its permitted transferees will own at least 21.92% of our issued and outstanding ordinary shares entitled to vote thereon. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares, placement shares and public shares in connection with the completion of a business combination.

Our amended and restated memorandum and articles of association provides that we will only redeem our public shares, so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all Class A ordinary shares submitted for redemption will be returned to the holders thereof.

Limitation on Redemption Upon Completion of Our Initial Business Combination if We Seek Shareholder Approval

Notwithstanding the foregoing, if we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules of the SEC, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares (more than an aggregate of 15% of the shares sold in our initial public offering). We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed business combination as a means to force us or our sponsor or its affiliates to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights if such holder’s shares are not purchased by us or our sponsor or its affiliates at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 15% of the shares sold in our initial public offering, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial business combination, particularly in connection with a business combination with a target that requires, as a closing condition, that we have a minimum net worth or a certain amount of cash. However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Our sponsor, officers and directors have, pursuant to a letter agreement entered into with us, waived their right to have any founder shares or public shares held by them redeemed in connection with our initial business combination. Unless any of our other affiliates acquires founder shares through a permitted transfer from an initial shareholder, and thereby becomes subject to the letter agreement, no such affiliate is subject to this waiver.

However, to the extent any such affiliate acquires public shares in our initial public offering or thereafter through open market purchases, it would be a public shareholder and restricted from seeking redemption rights with respect to any Excess Shares.

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

We may require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates (if any) to our transfer agent prior to the date set forth in the tender offer documents, or up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, rather than simply voting against the initial business combination. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public shareholders to satisfy such delivery requirements. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Pursuant to the tender offer rules of the SEC, the tender offer period will be not less than 20 business days and, in the case of a shareholder vote, a final proxy statement would be mailed to public shareholders at least 10 days prior to the shareholder vote. However, we expect that a preliminary proxy statement would be made available to such shareholders well in advance of such time, providing additional notice of redemption if we conduct redemptions in conjunction with a proxy solicitation. Given the relatively short exercise period, it is advisable for shareholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $80.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the general meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If our initial business combination is not approved or completed for any reason, then our public shareholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not completed, we may continue to try to complete a business combination with a different target until 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination).

Redemption of Public Shares and Liquidation if No Initial Business Combination

Our sponsor, officers and directors have agreed that we will have only 18 months from the closing of our initial public offering to complete our initial business combination (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report). If we are unable to complete our initial business combination within such period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses (which interest shall be net of taxes payable) divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report).

Our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report). However, if our sponsor acquires public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted time period.

Our sponsor, officers and directors have agreed, pursuant to a written letter agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association that would (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report) or (B) with respect to any other material provisions relating to shareholders’ rights prior to the initial business combination or pre-initial business combination activity, in either case unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) divided by the number of then-outstanding public shares. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either immediately prior to or upon consummation of our initial business combination and after payment of underwriters’ fees and commissions (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement (described above), we would not proceed with the amendment or the related redemption of our public shares.

We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,050,000 of proceeds held outside the trust account (or $1,350,000 if the over-allotment option is exercised in full), although we cannot assure you that there will be sufficient funds for such purpose. However, if those funds are not sufficient to cover the costs and expenses associated with implementing our plan of dissolution, to the extent that there is any interest accrued in the trust account not required to pay taxes, we may request the trustee to release to us an additional amount of up to $100,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of our initial public offering and the sale of the private placement units, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by shareholders upon our dissolution would be approximately $10.05 (subject to increase of up to an additional $0.198 per public share in the event that our sponsor elects to extend the period of time to consummate a business combination, as described in more detail in this report). The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public shareholders. We cannot assure you that the actual per-share redemption amount received by shareholders will not be substantially less than $10.05. While we intend to pay such amounts, if any, we cannot assure you that we will have funds sufficient to pay or provide for all creditors’ claims.

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account or as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors, such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. In the event that an executed waiver is deemed to be unenforceable against a third party, then our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. None of our other officers will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

In the event that the proceeds in the trust account are reduced below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its indemnification obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, we cannot assure you that due to claims of creditors the actual value of the per-share redemption price will not be substantially less than $10.05 per share.

We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We have access to up to $1,050,000 from the proceeds of our initial public offering and the sale of the private placement units, with which to pay any such potential claims. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

If we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return $10.05 per share to our public shareholders. Additionally, if we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. Furthermore, our board may be viewed as having breached its fiduciary duty to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier of (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report) or (B) with respect to any other material provisions relating to shareholders’ rights prior to the initial business combination or pre-initial business combination activity, or (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report), subject to applicable law. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above.

Amended and Restated Memorandum and Articles of Association

Our amended and restated memorandum and articles of association contains certain requirements and restrictions relating to our initial public offering that apply to us until the consummation of our initial business combination. If we seek to amend any material provisions of our amended and restated memorandum and articles of association relating to shareholders’ rights prior to the initial business combination or pre-business combination activity, we will provide dissenting public shareholders with the opportunity to redeem their public shares in connection with any such vote. Our sponsor, officers and directors have agreed to waive any redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. Specifically, our amended and restated memorandum and articles of association provides, among other things, that:

•	prior to the consummation of our initial business combination, we shall either (1) seek shareholder approval of our initial business combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against the proposed business combination, into their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) or (2) provide our public shareholders with the opportunity to tender their shares to us by means of a tender offer (and thereby avoid the need for a shareholder vote) for an amount equal to their pro rata share of the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable) in each case subject to the limitations described herein;

•	we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation and, solely if we seek shareholder approval, a majority of the issued and outstanding ordinary shares voted are voted in favor of the business combination;

•	if our initial business combination is not consummated within 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report), then our existence will terminate and we will distribute all amounts in the trust account; and

•	prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination.

These provisions cannot be amended without the approval of a majority of least two-thirds of our members holding ordinary shares as, being entitled to do so, voting in person or, by proxy at a general meeting in accordance with our amended and restated articles of association. If we seek shareholder approval, we will complete our initial business combination only if we obtain an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well-established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Indemnity

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a third party (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes. This liability will not apply with respect to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account or to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only third parties we currently expect to engage would be vendors, such as lawyers, investment bankers, computer or information and technical services providers or prospective target businesses. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. We have not asked our sponsor to reserve for such obligations.

Employees

We have two officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they devote as much of their time as they deem necessary to our affairs and intend to continue doing so until we have completed our initial business combination. The amount of time that our officers or any other members of our management team devotes in any time period may vary based on whether a target business has been selected for our initial business combination and the current stage of the business combination process.

Periodic Reporting and Financial Information

We have registered our units, Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public auditors.

We will provide shareholders with audited financial statements of the prospective target business as part of the tender offer materials or proxy solicitation materials sent to shareholders to assist them in assessing the target business. These financial statements may be required to be prepared in accordance with, or be reconciled to, U.S. GAAP or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame. While this may limit the pool of potential acquisition candidates, we do not believe that this limitation will be material.

We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer will we be required to have our internal control procedures audited. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion, or (c) in which we are deemed to be a large accelerated filer, which means the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period. References herein to “emerging growth company” shall have the meaning associated with it in the JOBS Act.

Additionally, we are a “smaller reporting company,” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Item 1A.	Risk Factors

Summary of Risk Factors

An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be founded below in “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:

•	our being a recently incorporated company with no operating history and no revenues;

•	our ability to select an appropriate target business or businesses;

•	our ability to complete our initial business combination;

•	our expectations around the performance of a prospective target business or businesses;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	our ability to consummate an initial business combination due to the uncertainty resulting from the recent COVID-19 pandemic;

•	the ability of our officers and directors to generate a number of potential business combination opportunities; and

•	our public securities' potential liquidity and trading.

Risk Factors

You should carefully consider all of the risks described below, together with the other information contained in this report, including the financial statements. If any of the following risks occur, our business, financial condition or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and an investor could lose all or part of their investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respects to us and our business.

We are an early stage company with limited operating history and no revenues, and you have little basis on which to evaluate our ability to achieve our business objective.

We are an early stage company established under the laws of the Cayman Islands with limited operating results and no revenues. Because we lack significant operating history, you have little basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public shareholders may not be afforded an opportunity to vote on our proposed business combination, which means we may complete our initial business combination even if a majority of our public shareholders do not support such a combination.

We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or the rules of Nasdaq or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval include asset acquisitions and share purchases, while transactions such as direct mergers with our company or transactions where we issue more than 20% of our outstanding shares would require shareholder approval. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. Except as required by law or Nasdaq rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate. Please see the section entitled “Business — Effecting Our Initial Business Combination — Shareholders may not have the ability to approve our initial business combination” for additional information.

If we seek shareholder approval of our initial business combination, our sponsor, officers and directors have agreed to vote in favor of such initial business combination, regardless of how our public shareholders vote.

Our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares held by them, as well as any public shares purchased during or after our initial public offering, in favor of our initial business combination. Our sponsor owns 21.92% of our issued and outstanding ordinary shares. As a result, in addition to our initial shareholder’s founder shares and private placement units, we would need only 12,406,251, or 35.96%, of the 34,500,000 public shares sold in our initial public offering to be voted in favor of a transaction (assuming all outstanding shares are voted) in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, it is more likely that the necessary shareholder approval will be received than would be the case if such persons agreed to vote their founder shares in accordance with the majority of the votes cast by our public shareholders.

Your only opportunity to affect the investment decision regarding a potential business combination will be limited to the exercise of your right to redeem your shares from us for cash, unless we seek shareholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Since our Board of Directors may complete a business combination without seeking shareholder approval, public shareholders may not have the right or opportunity to vote on the business combination, unless we seek such shareholder approval. Accordingly, if we do not seek shareholder approval, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public shareholders in which we describe our initial business combination.

The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into a business combination with a target.

We may seek to enter into a business combination transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public shareholders exercise their redemption rights, we would not be able to meet such closing condition and, as a result, would not be able to proceed with the business combination. Furthermore, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of our initial business combination or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets will be aware of these risks and, thus, may be reluctant to enter into a business combination transaction with us.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable business combination or optimize our capital structure.

At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore we will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, we will need to reserve a portion of the cash in the trust account to meet such requirements, or arrange for third party financing. In addition, if a larger number of shares are submitted for redemption than we initially expected, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for third party financing. Raising additional third party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. Furthermore, this dilution would increase to the extent that the anti-dilution provisions of the Class B ordinary shares result in the issuance of Class A ordinary shares on a greater than one-to-one basis upon conversion of the Class B shares at the time of the initial business combination. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure.

The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial business combination would be unsuccessful and that public shareholders would have to wait for liquidation in order to redeem their shares.

If our initial business combination agreement requires us to use a portion of the cash in the trust account to pay the purchase price, or requires us to have a minimum amount of cash at closing, the probability that our initial business combination would be unsuccessful is increased. If our initial business combination is unsuccessful, public shareholders would not receive their pro rata portion of the trust account until we liquidate the trust account. If public shareholders are in need of immediate liquidity, they could attempt to sell their shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount per share in the trust account. In either situation, public shareholders may suffer a material loss on their investment or lose the benefit of funds expected in connection with our redemption until we liquidate or they are able to sell their shares in the open market.

The requirement that we complete our initial business combination within the prescribed time frame may give potential target businesses leverage over us in negotiating a business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination within 18 months from the closing of our initial public offering offering (or up to 24 months from the closing of our initial public offering offering if we extend the period of time to consummate a business combination, as described in more detail in this report). Consequently, any such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial business combination within the prescribed time frame, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may only receive $10.05 per share, or less than such amount in certain circumstances, and our warrants will expire worthless.

Our sponsor, officers and directors have agreed that we must complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report). We may not be able to find a suitable target business and complete our initial business combination within such time period. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein.

If we have not completed our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and up to $100,000 of interest to pay dissolution expenses) divided by the number of then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our Board of Directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such case, our public shareholders may only receive $10.05 per share, and our warrants will expire worthless. In certain circumstances, our public shareholders may receive less than $10.05 per share on the redemption of their shares. See “— If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share” and other risk factors herein.

If the amount of working capital available for our working capital purposes as we pursue our initial business combination is insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or certain of our officers of directors to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain such loans, we may be unable to complete our initial business combination.

Our sponsor may decide not to extend the term we have to consummate our initial business combination, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, and the warrants will be worthless.

We will have until 18 months from the closing of our initial public offering to consummate our initial business combination. However, if we anticipate that we may not be able to consummate our initial business combination within 18 months, we may, by resolution of our board if requested by our sponsor, extend the period of time to consummate a business combination up to six times, each by an additional month (for a total of up to 24 months to complete a business combination), subject to the sponsor depositing additional funds into the trust account as set out below. In order for the time available for us to consummate our initial business combination to be extended, our sponsor or its affiliates or designees, upon five days advance notice prior to the applicable deadline, must deposit into the trust account $1,138,500 ($0.033 per public share), on or prior to the date of the applicable deadline, for each monthly extension, up to an aggregate of $6,831,000, or $0.198 per public share, if we effect extension for up to six months in aggregate. Any such payments would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. Consequently, such loans might not be made on the terms described in our initial public offering prospectus. Our sponsor and its affiliates or designees are not obligated to fund the trust account to extend the time for us to complete our initial business combination. If we are unable to consummate our initial business combination within the applicable time period, we will, as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

If we seek shareholder approval of our initial business combination, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from public shareholders, which may influence a vote on a proposed business combination and reduce the public “float” of our ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our sponsor, directors, officers, advisors or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the completion of our initial business combination, although they are under no obligation to do so. Please see “Business — Permitted purchases of our securities” for a description of how such persons will determine which shareholders to seek to acquire shares from. Such a purchase may include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. The price per share paid in any such transaction may be different than the amount per share a public shareholder would receive if it elected to redeem its shares in connection with our initial business combination. The purpose of such purchases could be to vote such shares in favor of the business combination and thereby increase the likelihood of obtaining shareholder approval of the business combination or to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of our initial business combination, where it appears that such requirement would otherwise not be met. This may result in the completion of our initial business combination that may not otherwise have been possible.

In addition, if such purchases are made, the public “float” of our ordinary shares and the number of beneficial holders of our securities may be reduced, possibly making it difficult to maintain the quotation, listing or trading of our securities on a national securities exchange.

If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial business combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

We will comply with the tender offer rules or proxy rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our tender offer or proxy materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the tender offer documents or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly tender or redeem public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed.

Our public shareholders will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate their investment, therefore, they may be forced to sell their public shares or warrants, potentially at a loss.

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association to (A) modify the substance or timing of our obligation to provide for the redemption of our public shares in connection with an initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report) or (B) with respect to any other material provisions relating to shareholders’ rights prior to the initial business consideration or pre-initial business combination activity, or (iii) the redemption of all of our public shares if we are unable to complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report), subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our units, Class A ordinary shares and warrants are listed on Nasdaq. There can be no assurances that our securities will continue to be listed on Nasdaq in the future or prior to our initial business combination. In order to continue listing our securities on Nasdaq prior to our initial business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in shareholders’ equity (generally $2,500,000) and a minimum number of holders of our securities (generally 300 public holders). Additionally, in connection with our initial business combination, we will be required to demonstrate compliance with Nasdaq’s initial listing requirements, which are more rigorous than Nasdaq’s continued listing requirements, in order to continue to maintain the listing of our securities on Nasdaq. For instance, our stock price would generally be required to be at least $4.00 per share, our shareholders’ equity would generally be required to be at least $5.0 million and we would be required to have a minimum of 300 round lot holders (with at least 50% of such round lot holders holding securities with a market value of at least $2,500) of our securities. There can be no assurances that we will be able to meet those initial listing requirements at that time.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The National Securities Markets Improvement Act of 1996, which is a federal statute, prevents or preempts the states from regulating the sale of certain securities, which are referred to as “covered securities.” Since our units, Class A ordinary shares and warrants are listed on Nasdaq, they are covered securities. Although the states are preempted from regulating the sale of our securities, the federal statute does allow the states to investigate companies if there is a suspicion of fraud, and, if there is a finding of fraudulent activity, then the states can regulate or bar the sale of covered securities in a particular case. While we are not aware of a state having used these powers to prohibit or restrict the sale of securities issued by blank check companies, other than the State of Idaho, certain state securities regulators view blank check companies unfavorably and might use these powers, or threaten to use these powers, to hinder the sale of securities of blank check companies in their states. Further, if we were no longer listed on Nasdaq, our securities would not be covered securities and we would be subject to regulation in each state in which we offer our securities, including in connection with our initial business combination.

Our shareholders will not be entitled to protections normally afforded to investors of some other blank check companies.

Since the net proceeds of our initial public offering and the sale of the private placement units are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 at the time of our initial public offering, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means our securities are tradable and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419.

Moreover, that rule would prohibit the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

If we seek shareholder approval of our initial business combination and we do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, our amended and restated memorandum and articles of association provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial business combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial business combination. And as a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be more difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share, or less in certain circumstances, on our redemption of their shares, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have extensive experience in identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources or more local industry knowledge than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds from our initial public offering and the sale of the private placement units, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the Class A ordinary shares redeemed and, in the event we seek shareholder approval of our initial business combination, we make purchases of our Class A ordinary shares, the resources available to us for our initial business combination may potentially be reduced. Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive $10.05 per share (based on the balance of our trust account as of December 31, 2020), or less in certain circumstances and our warrants will expire worthless.

If the net proceeds of our initial public offering and sale of the private placement units not being held in the trust account are insufficient to allow us to operate until February 28, 2022, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account may not be sufficient to allow us to operate until February 28, 2022, assuming that our initial business combination is not completed during that time. We expect to incur significant costs in pursuit of our acquisition plans. Our affiliates are not obligated to make loans to us in the future, and we may not be able to raise additional financing from unaffiliated parties necessary to fund our expenses.

Any such event in the future may negatively impact the analysis regarding our ability to continue as a going concern at such time.

We believe that the funds currently available to us outside of the trust account, will be sufficient to allow us to operate until February 28, 2022; however there can be no assurances that our estimate is accurate. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public shareholders may only receive $10.05 per share (based on the balance of our trust account as of December 31, 2020), or less in certain circumstances, and our warrants will expire worthless.

If funds available to us outside of the trust account are insufficient, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination and we will depend on loans from our sponsor or management team to fund our search, to pay our taxes and to complete our initial business combination. If we are unable to obtain these loans, we may not be able to complete our initial business combination.

As of December 31, 2020, we had approximately $975,000 in our operating bank account, working capital of approximately $1.0 million that is available to us to fund our working capital requirements. If we are required to seek additional capital, we would need to borrow funds from our sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In such case, our public shareholders may only receive $10.05 per share (based on the balance of our trust account as of December 31, 2020), or less in certain circumstances, and our warrants will expire worthless.

Subsequent to the completion of our initial business combination, we may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct extensive due diligence on a target business with which we combine, there can be no assurances that this diligence will surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by shareholders may be less than $10.05 per share.

Our placing of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Making such a request of potential target businesses may make our acquisition proposal less attractive to them and, to the extent prospective target businesses refuse to execute such a waiver, it may limit the field of potential target businesses that we might pursue.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the prescribed timeframe, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public shareholders could be less than the $10.05 per share initially held in the trust account, due to claims of such creditors.

Our sponsor has agreed that it will be liable to us if and to the extent any claims by a vendor (other than our independent registered public accounting firm) for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amount of funds in the trust account to below (i) $10.05 per public share or (ii) such lesser amount per public share held in the trust account, as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account or as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. We have not independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and believe that our sponsor’s only assets are securities of our company. Our sponsor may not have sufficient funds available to satisfy those obligations. We have not asked our sponsor to reserve for such obligations, and therefore, no funds are currently set aside to cover any such obligations. As a result, if any such claims were successfully made against the trust account, the funds available for our initial business combination and redemptions could be reduced to less than $10.05 per public share. In such event, we may not be able to complete our initial business combination, and you would receive such lesser amount per share in connection with any redemption of your public shares. None of our officers or directors will indemnify us for claims by third parties, including, without limitation, claims by vendors and prospective target businesses.

Our directors may decide not to enforce the indemnification obligations of our sponsor, resulting in a reduction in the amount of funds in the trust account available for distribution to our public shareholders.

In the event that the proceeds in the trust account are reduced below the lesser of (i) $10.05 per public share or (ii) such lesser amount per share held in the trust account as of the date of the liquidation of the trust account due to reductions in the value of the trust assets, in each case net of the interest which may be withdrawn to pay taxes, and our sponsor asserts that it is unable to satisfy its obligations or that it has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against our sponsor to enforce its indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against our sponsor to enforce its indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.05 per share.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, a bankruptcy court may seek to recover such proceeds, and the members of our Board of Directors may be viewed as having breached their fiduciary duties to our creditors, thereby exposing the members of our Board of Directors and us to claims of punitive damages.

If, after we distribute the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, any distributions received by shareholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our shareholders. In addition, our Board of Directors may be viewed as having breached its fiduciary duty to our creditors and/or having acted in bad faith, thereby exposing itself and us to claims of punitive damages, by paying public shareholders from the trust account prior to addressing the claims of creditors.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the claims of creditors in such proceeding may have priority over the claims of our shareholders and the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If, before distributing the proceeds in the trust account to our public shareholders, we file a bankruptcy petition or an involuntary bankruptcy petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our shareholders. To the extent any bankruptcy claims deplete the trust account, the per-share amount that would otherwise be received by our shareholders in connection with our liquidation may be reduced.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:

●	restrictions on the nature of our investments; and

●	restrictions on the issuance of securities;

●	each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:

●	registration as an investment company;

●	adoption of a specific form of corporate structure; and

●	reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

We do not believe that our principal activities subject us to the Investment Company Act. The proceeds held in the trust account may be invested by the trustee only in United States government treasury bills with a maturity of 180 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Because the investment of the proceeds are restricted to these instruments, we believe we will meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share (based on the balance of our trust account as of December 31, 2020), on the liquidation of our trust account and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we are required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

A number of governments have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries, including the technology sector, which could undermine our ability to complete our initial business combination.

A number of governments have imposed regulations that limit foreign investors’ equity ownership or prohibit foreign investments altogether in companies that operate in certain industries, including the technology sector, and in the current geopolitical climate, other governments may decide to enact similar measures. As a result of such existing and possible future measures, the number of potential acquisition candidates available to us may be limited and our ability to consummate our initial business combination could be impaired.

In a number of jurisdictions, many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If existing or new laws or regulations forbid or limit foreign investment in industries in which we want to complete our initial business combination, they could impair our candidate pool of potential target businesses. Additionally, if the relevant authorities find us or the target business with which we ultimately complete our initial business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we sell or discontinue of all or any portion of our business.

Any of the above could have an adverse effect on our post-combination business and could materially reduce the value of your investment in our securities.

If we are unable to consummate our initial business combination within 18 months of the closing of our initial public offering, our public shareholders may be forced to wait beyond such 18 months before redemption from our trust account.

If we are unable to consummate our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report), we will distribute the aggregate amount then on deposit in the trust account (less up to $100,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public shareholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public shareholders from the trust account shall be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to windup, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond the initial 18 months before the redemption proceeds of our trust account become available to them and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.

If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, and thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. There can be no assurances that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offence and may be liable to a fine of $18,292 and to imprisonment for five years in the Cayman Islands.

We may not hold an annual meeting of shareholders until after the consummation of our initial business combination. Our public shareholders will not have the right to elect directors prior to the consummation of our initial business combination.

In accordance with Nasdaq corporate governance requirements, we are not required to hold an annual meeting until no later than one year after our first fiscal year end following our listing on Nasdaq. There is no requirement under the Companies Law for us to hold annual or general meetings or elect directors. Until we hold an annual meeting of shareholders, public shareholders may not be afforded the opportunity to discuss company affairs with management. In addition, as holders of our Class A ordinary shares, our public shareholders will not have the right to vote on the election of directors prior to consummation of our initial business combination.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants under the Securities Act or any state securities laws at this time, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants except on a cashless basis and potentially causing such warrants to expire worthless.

We have not registered the Class A ordinary shares issuable upon exercise of the warrants issued in our initial public offering under the Securities Act or any state securities laws at this time. However, under the terms of the warrant agreement, we have agreed that as soon as practicable, but in no event later than 15 business days after the closing of our initial business combination, we will use our best efforts to file, and within 60 business days following our initial business combination to have declared effective, a registration statement covering such shares and maintain a current prospectus relating to the Class A ordinary shares issuable upon exercise of the warrants, until the expiration of the warrants in accordance with the provisions of the warrant agreement. There can be no assurances that we will be able to do so if, for example, any facts or events arise which represent a fundamental change in the information set forth in the registration statement or prospectus, the financial statements contained or incorporated by reference therein are not current or correct or the SEC issues a stop order. If the shares issuable upon exercise of the warrants issued in our initial public offering are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, or an exemption is available. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of our initial business combination, warrant holders may, until such time as there is an effective registration statement and during any period when we shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis. We will use our best efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available. In no event will we be required to net cash settle any warrant, or issue securities or other compensation in exchange for the warrants in the event that we are unable to register or qualify the shares underlying the warrants issued in our initial public offering under applicable state securities laws and no exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified or exempt from registration or qualification, the holder of such warrant shall not be entitled to exercise such warrant and such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the Class A ordinary shares included in the units. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering.

The grant of registration rights to our sponsor and holders of our private placement units may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our Class A ordinary shares.

Pursuant to the agreement entered into concurrently with the issuance and sale of the securities in our initial public offering, our sponsor and its permitted transferees can demand that we register their founder shares, after those shares convert to our Class A ordinary shares at the time of our initial business combination. In addition, holders of our private placement units and their permitted transferees can demand that we register the private placement units and the Class A ordinary shares issuable upon exercise of the placement warrants, and holders of warrants that may be issued upon conversion of working capital loans, may demand that we register such warrants or the Class A ordinary shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A ordinary shares that is expected when the ordinary shares owned by our sponsor, holders of our placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are not limited to a particular industry or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

We may pursue acquisition opportunities in any one of numerous industries, except that we will not, under our amended and restated memorandum and articles of association, be permitted to effectuate our business combination with another blank check company or similar company with nominal operations. To the extent we complete our business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or an early stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a business combination target. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the tender offer materials or proxy statement relating to the business combination contained an actionable material misstatement or material omission.

Past performance by our management team and senior special advisor and their respective affiliates may not be indicative of future performance of an investment in us.

Information regarding performance by, or businesses associated with, our management team and senior special advisor and their affiliates is presented for informational purposes only. Past performance by our management team and senior special advisor, including their affiliates’ past performance, is not a guarantee either (i) of success with respect to any business combination we may consummate or (ii) that we will be able to locate a suitable candidate for our initial business combination. You should not rely on the historical record of our management team and senior special advisor and their affiliates as indicative of our future performance. Additionally, in the course of their respective careers, members of our management team and senior special advisor have been involved in businesses and deals that were unsuccessful.

We may seek business combination opportunities in industries or sectors that may be outside of our management’s areas of expertise.

We will consider a business combination outside of our management’s areas of expertise if a business combination candidate is presented to us and we determine that such candidate offers an attractive acquisition opportunity for our company. In the event we elect to pursue an acquisition outside of the areas of our management’s expertise, our management’s expertise may not be directly applicable to its evaluation or operation, and the information contained in this report regarding the areas of our management’s expertise would not be relevant to an understanding of the business that we elect to acquire. As a result, our management may not be able to adequately ascertain or assess all of the significant risk factors. Accordingly, any shareholders who choose to remain shareholders following our initial business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified general criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we complete our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce a prospective business combination with a target that does not meet our general criteria and guidelines, a greater number of shareholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if shareholder approval of the transaction is required by law, or we decide to obtain shareholder approval for business or other legal reasons, it may be more difficult for us to attain shareholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share on the liquidation of our trust account and our warrants will expire worthless.

We may seek acquisition opportunities with a financially unstable business or an entity lacking an established record of revenue or earnings, which could subject us to volatile revenues or earnings, intense competition and difficulties in obtaining or retaining key personnel.

To the extent we complete our initial business combination with an early stage company, a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by numerous risks inherent in the operations of the business with which we combine. These risks include investing in a business without a proven business model and with limited historical financial data, volatile revenues or earnings, intense competition, and difficulties in obtaining and retaining key personnel. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not be able to properly ascertain or assess all of the significant risk factors and we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business.

We are not required to obtain an opinion from an independent investment banking or from an independent accounting firm, and consequently, you may have no assurance from an independent source that the price we are paying for the business is fair to our company from a financial point of view.

Unless we complete our business combination with an affiliated entity, or our Board of Directors cannot independently determine the fair market value of the target business or businesses, we are not required to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or from an independent accounting firm that the price we are paying for a target is fair to our company from a financial point of view. If no opinion is obtained, our shareholders will be relying on the judgment of our Board of Directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination. However, if our Board of Directors is unable to determine the fair value of an entity with which we seek to complete an initial business combination based on such standards, we will be required to obtain an opinion.

We may issue additional Class A ordinary or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. Any such issuances would dilute the interest of our shareholders and likely present other risks.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, par value $0.0001 per share, 20,000,000 Class B ordinary shares, par value $0.0001 per share and 2,000,000 undesignated preference shares, par value $0.0001 per share. As of December 31, 2020, there were 164,437,500 and 11,375,000 authorized but unissued Class A and Class B ordinary shares available, respectively, for issuance, which amount takes into account shares reserved for issuance upon exercise of outstanding warrants but not upon conversion of the Class B ordinary shares. Class B ordinary shares are convertible into Class A ordinary shares, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. There are currently no preference shares issued and outstanding.

We may issue a substantial number of additional ordinary shares, and may issue preference shares, in order to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained in our amended and restated memorandum and articles of association. However, our amended and restated memorandum and articles of association provides, among other things, that prior to our initial business combination, we may not issue additional ordinary shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. The issuance of additional ordinary shares or preference shares:

●	may significantly dilute the equity interest of investors;

●	may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

●	could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

●	may adversely affect prevailing market prices for our units, ordinary shares and/or warrants.

We may be a passive foreign investment company, or “PFIC,” which could result in adverse U.S. federal income tax consequences to U.S. investors.

If we are determined to be a PFIC (under the rules described below) for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder (as defined below) of our ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. The term “U.S. Holder” means a beneficial owner of ordinary shares or warrants who or that is for U.S. federal income tax purposes: (i) an individual citizen or resident of the United States, (ii) a corporation (or other entity treated as a corporation for United States federal income tax purposes) that is created or organized (or treated as created or organized) in or under the laws of the United States, any state thereof or the District of Columbia, (iii) an estate the income of which is subject to United States federal income taxation regardless of its source or (iv) a trust if (A) a court within the United States is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all substantial decisions of the trust, or (B) it has in effect a valid election to be treated as a U.S. person.

A foreign (i.e., non-U.S.) corporation will be a PFIC for U.S. tax purposes if at least 75% of its gross income in a taxable year, including its pro rata share of the gross income of any corporation in which it is considered to own at least 25% of the shares by value, is passive income. Alternatively, a foreign corporation will be a PFIC if at least 50% of its assets in a taxable year of the foreign corporation, ordinarily determined based on fair market value and averaged quarterly over the year, including its pro rata share of the assets of any corporation in which it is considered to own at least 25% of the shares by value, are held for the production of, or produce, passive income. Passive income generally includes dividends, interest, rents and royalties (other than rents or royalties derived from the active conduct of a trade or business) and gains from the disposition of passive assets.

Because we are a blank check company, with no current active business, we believe that it is likely that we will meet the PFIC asset or income test for our current taxable year. However, pursuant to a start-up exception (the “PFIC start-up exception”), a corporation will not be a PFIC for the first taxable year the corporation has gross income (the “start-up year”) if (i) no predecessor of the corporation was a PFIC, (ii) the corporation satisfies the IRS that it will not be a PFIC for either of the two taxable years following the start-up year and (iii) the corporation is not in fact a PFIC for either of those taxable years. Our first taxable year ended on December 31, 2020. The applicability of the PFIC start-up exception to us will not be known until after the close of our current taxable year. After the acquisition of a company or assets in a business combination, we may still meet one of the PFIC tests depending on the timing of the acquisition and the amount of our passive income and assets, as well as the passive income and assets of the acquired business. If the company that we acquire in a business combination is a PFIC, then we will likely not qualify for the PFIC start-up exception and will be a PFIC for our current taxable year. Our actual PFIC status for our current taxable year or any future taxable year, however, will not be determinable until after the end of such taxable year. Accordingly, there can be no assurance with respect to our status as a PFIC for our current taxable year or any future taxable year.

Although our PFIC status is determined annually, an initial determination that our company is a PFIC will generally apply for subsequent taxable years to a U.S. Holder that held our ordinary shares or warrants while we were a PFIC, whether or not we meet the test for PFIC status in those subsequent taxable years. If we are determined to be a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our securities and, in the case of our ordinary shares, the U.S. Holder did not (i) make a timely “qualified electing fund” (“QEF”) election for our first taxable year as a PFIC in which the U.S. Holder held (or was deemed to hold) ordinary shares, (ii) a QEF election in a subsequent taxable year along with a deemed sale (or purging) election, or (iii) a “mark-to-market” election, each as described below, such U.S. Holder generally will be subject to special rules with respect to:

●	any gain recognized by the U.S. Holder on the sale or other disposition of its ordinary shares or warrants; and

●	any “excess distribution” made to the U.S. Holder (generally, any distributions to such U.S. Holder during a taxable year of the U.S. Holder that are greater than 125% of the average annual distributions received by such U.S. Holder in respect of the ordinary shares during the three preceding taxable years of such U.S. Holder or, if shorter, such U.S. Holder’s holding period for the ordinary shares).

Under these rules,

●	the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares and warrants (as applicable);

●	the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

●	the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and, in addition,

●	the interest charge generally applicable to underpayments of tax will be imposed in respect of the tax attributable to each such other taxable year of the U.S. Holder.

In general, if we are determined to be a PFIC, a U.S. Holder may avoid the adverse PFIC tax consequences described above in respect to our ordinary shares (but not our warrants) by making a timely QEF election (if eligible to do so) to include in income its pro rata share of our net capital gains (as long-term capital gain) and other earnings and profits (as ordinary income), on a current basis, in each case whether or not distributed, in the taxable year of the U.S. Holder in which or with which our taxable year ends if we are treated as a PFIC for that taxable year. A U.S. Holder generally may make a separate election to defer the payment of taxes on undistributed income inclusions under the QEF rules, but if deferred, any such taxes will be subject to an interest charge.

A U.S. Holder may not make a QEF election with respect to its warrants to acquire our ordinary shares. As a result, if a U.S. Holder sells or otherwise disposes of such warrants (other than upon exercise of such warrants), any gain recognized from such sale or disposition generally will be subject to the adverse PFIC tax consequences described above, if we were a PFIC at any time during the period the U.S. Holder held the warrants. If a U.S. Holder that exercises such warrants properly makes a QEF election with respect to the newly acquired ordinary shares (or has previously made a QEF election with respect to our ordinary shares), the QEF election will apply to the newly acquired ordinary shares, but the adverse PFIC tax consequences described above, adjusted to take into account the current income inclusions resulting from the QEF election, will continue to apply with respect to such newly acquired ordinary shares (which generally will be deemed to have a holding period for purposes of the PFIC rules that includes the period the U.S. Holder held the warrants), unless the U.S. Holder makes a purging election under the PFIC rules. The purging election creates a deemed sale of such shares at their fair market value. The gain recognized by the purging election will be treated as an excess distribution and subject to the adverse PFIC tax consequences described above. As a result of the purging election, the U.S. Holder will increase the adjusted basis in the ordinary shares acquired upon the exercise of the warrants by the gain recognized and will also have a new holding period in such shares for purposes of the PFIC rules.

The QEF election is made on a shareholder-by-shareholder basis and, once made, can be revoked only with the consent of the IRS. As discussed above, a QEF election may not be made with respect to our warrants. A U.S. Holder generally makes a QEF election by attaching a completed IRS Form 8621 (Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund), including the information provided in a PFIC annual information statement, to a timely filed U.S. federal income tax return for the tax year to which the election relates. Retroactive QEF elections generally may be made only by filing a protective statement with such return and if certain other conditions are met or with the consent of the IRS. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a retroactive QEF election under their particular circumstances.

In order to comply with the requirements of a QEF election, a U.S. Holder must receive a PFIC annual information statement from us. If we determine we are a PFIC for any taxable year, we will endeavor to provide to a U.S. Holder upon request such information as the IRS may require, including a PFIC annual information statement, in order to enable the U.S. Holder to make and maintain a QEF election. However, there is no assurance that we will have timely knowledge of our status as a PFIC in the future or of the required information to be provided.

If a U.S. Holder has made a QEF election with respect to our ordinary shares, and the adverse PFIC consequences described above do not apply to such shares (because of a timely QEF election for our first taxable year as a PFIC in which the U.S. Holder holds (or is deemed to hold) such shares or a purge of the PFIC taint pursuant to a purging election, as described above), any gain recognized on the sale or other disposition of our ordinary shares generally will be taxable as capital gain and no interest charge will be imposed under the PFIC rules. As discussed above, U.S. Holders of a QEF are currently taxed on their pro rata shares of its earnings and profits, whether or not distributed. In such case, a subsequent distribution of such earnings and profits that were previously included in income generally should not be taxable as a dividend to such U.S. Holders. The tax basis of a U.S. Holder’s shares in a QEF will be increased by amounts that are included in income, and decreased by amounts distributed but not taxed as dividends, under the above rules. If, however, we are not a PFIC for a taxable year, such U.S. Holder will not be subject to the QEF inclusion regime with respect to our ordinary shares for such taxable year.

Alternatively, if a U.S. Holder, at the close of its taxable year, owns (or is deemed to own) shares in a PFIC that are treated as marketable shares, the U.S. Holder may make a mark-to-market election with respect to such shares for such taxable year. If the U.S. Holder makes a valid mark-to-market election for the first taxable year of the U.S. Holder in which the U.S. Holder holds (or is deemed to hold) ordinary shares in us and for which we are determined to be a PFIC, such U.S. Holder generally will not be subject to the adverse PFIC tax consequences described above in respect to its ordinary shares (other than ordinary shares received upon the exercise of our warrants), as long as such shares continue to be treated as marketable shares. Instead, in general, the U.S. Holder will include as ordinary income for each taxable year that we are treated as a PFIC the excess, if any, of the fair market value of such shares at the end of the U.S. Holder’s taxable year over the adjusted basis in such shares. The U.S. Holder also will be allowed to take an ordinary loss in respect of the excess, if any, of the adjusted basis of such over the fair market value of its ordinary shares at the end of the U.S. Holder’s taxable year (but only to the extent of the net amount of previously included income as a result of the mark-to-market election). The U.S. Holder’s basis in such shares will be adjusted to reflect any such income or loss amounts. Any gain recognized on a sale or other taxable disposition of such shares in a taxable year in which we are treated as a PFIC will be treated as ordinary income, and any loss recognized on such sale or disposition will be treated as ordinary loss (but only to the extent of the net amount of previously included income as a result of the mark-to-market election), and the remaining loss, if any, will generally be treated as capital loss. Any gain or loss recognized on a sale or other taxable disposition of such shares in a taxable year in which we are not treated as a PFIC will generally be treated as capital gain or loss. Special tax rules may also apply if a U.S. Holder makes a mark-to-market election for a taxable year after the first taxable year in which the U.S. Holder holds (or is deemed to hold) its ordinary shares and for which we are treated as a PFIC. Currently, a mark-to-market election may not be made with respect to our warrants.

The mark-to-market election is available only for stock that is regularly traded on a national securities exchange that is registered with the Securities and Exchange Commission, including Nasdaq, or on a foreign exchange or market that the IRS determines has rules sufficient to ensure that the market price represents a legitimate and sound fair market value. U.S. Holders should consult their own tax advisors regarding the availability and tax consequences of a mark-to-market election in respect to our ordinary shares under their particular circumstances.

If we are a PFIC and, at any time, have a foreign subsidiary that is classified as a PFIC, U.S. Holders generally would be deemed to own a portion of the shares of such lower-tier PFIC, and generally could suffer the adverse PFIC tax consequences described above if we receive a distribution from, or dispose of all or part of our interest in, the lower-tier PFIC or the U.S. Holders otherwise were deemed to have disposed of an interest in the lower-tier PFIC. Upon request, we will endeavor to cause any lower-tier PFIC to provide to a U.S. Holder the information that may be required to make or maintain a QEF election with respect to the lower-tier PFIC. However, there is no assurance that we will have timely knowledge of the status of any such lower-tier PFIC. In addition, we may not hold a controlling interest in any such lower-tier PFIC and thus there can be no assurance we will be able to cause the lower-tier PFIC to provide the required information. Currently, the effects of a mark-to-market election on, and the application of such an election to, lower-tier PFICs are not clear. U.S. Holders are urged to consult their own tax advisors regarding the tax issues raised by lower-tier PFICs.

A U.S. Holder that owns (or is deemed to own) shares in a PFIC during any taxable year of the U.S. Holder, may have to file an IRS Form 8621(whether or not a QEF or market-to-market election is made) with such U.S. Holder’s U.S. federal income tax return and provide such other information as may be required by the U.S. Treasury Department.

The rules dealing with PFICs and with the QEF and mark-to-market elections are very complex and are affected by various factors in addition to those described above. Accordingly, U.S. Holders of our ordinary shares or warrants should consult their own tax advisors concerning the application of the PFIC rules to our ordinary shares or warrants under their particular circumstances.

Certain U.S. federal income tax consequences with respect to an investment in our units are subject to uncertainty.

U.S. federal income tax consequences relating to our units are complex, some of which are subject to uncertainty. For instance, because there are no authorities that directly address instruments similar to our units, the allocation an investor makes with respect to the purchase price of a unit between our ordinary share and our warrant could be challenged by the IRS or courts. In addition, the U.S. federal income tax consequences of a cashless exercise of warrants included in our units are unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such U.S. Holder on the sale or exchange of ordinary shares is long-term capital gain or loss and whether any dividend we pay would be taxed at preferential long-term capital gains rates.

We may migrate to another jurisdiction in connection with our initial business combination and such migration may result in taxes imposed on shareholders.

As a Cayman Islands entity, we do not have access to a network of income tax treaties to protect us from withholding taxes or gains taxes that may be imposed by other jurisdictions. As a result, it may not be possible to effect repatriation of earnings or the receipt of income from our investments in a tax efficient manner. Accordingly, we may, in connection with our initial business combination or earlier, and subject to requisite shareholder approval under the Companies Law, transfer by way of continuation (migrate) to a different jurisdiction, including, for example, the jurisdiction in which the target company or business is located. Such a transaction may require a shareholder to recognize taxable income in the jurisdiction in which the shareholder is a tax resident and/or the jurisdictions in which its owners are resident if it is a tax transparent entity under the tax laws of such jurisdictions (including under any anti-deferral regime). We do not intend to make any cash distributions to shareholders to pay such taxes. Shareholders may also be subject to withholding taxes or other taxes imposed by the jurisdiction where we are migrated to with respect to their ownership of us. Moreover, tax consequences of owning and disposing of our units, ordinary shares or warrants may be significantly different from those described in the section of our initial public offering prospectus captioned “Income tax considerations.”

Resources could be wasted in researching acquisitions that are not completed, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share (based on the balance of our trust account as of December 31, 2020), or less than such amount in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

The investigation of each specific target business and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments requires substantial management time and attention and substantial costs for accountants, attorneys and others. The cost incurred up to the point that we decide not to complete a specific initial business combination likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to complete our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. If we are unable to complete our initial business combination, our public shareholders may receive only approximately $10.05 per share (based on the balance of our trust account as of December 31, 2020) on the liquidation of our trust account and our warrants will expire worthless.

We are dependent upon our officers, directors and senior special advisor and their departure could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, Mr. Apotheker and Mr. Mackey, our Co-Chief Executive Officers, and our directors. We believe that our success depends on the continued service of our officers and directors, at least until we have completed our initial business combination. In addition, our executive officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating their time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, there can be no assurances that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the completion of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the completion of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business, subject to his or her fiduciary duties under Cayman Islands law. However, we believe the ability of such individuals to remain with us after the completion of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the completion of our initial business combination. There can be no assurance that any of our key personnel will remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

In addition, the officers and directors of an initial business combination candidate may resign upon completion of our initial business combination. The departure of an initial business combination target’s key personnel could negatively impact the operations and profitability of our post-combination business. The role of an initial business combination candidate’s key personnel upon the completion of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an initial business combination candidate’s management team will remain associated with the initial business combination candidate following our initial business combination, it is possible that members of the management of an initial business combination candidate will not wish to remain in place. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’s management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted. Accordingly, any shareholders who choose to remain shareholders following the business combination could suffer a reduction in the value of their shares. Such shareholders are unlikely to have a remedy for such reduction in value.

Our officers and directors allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to complete our initial business combination.

Our officers and directors are not required to, and do not, commit their full time to our affairs, which may result in a conflict of interest in allocating their time between our operations and our search for a business combination and their other businesses. We do not intend to have any full-time employees prior to the completion of our initial business combination. Each of our officers is engaged in several other business endeavors for which he or she may be entitled to substantial compensation and our officers are not obligated to contribute any specific number of hours per week to our affairs. Our independent directors also serve as officers and board members for other entities. If our officers’ and directors’ other business affairs require them to devote substantial amounts of time to such affairs in excess of their current commitment levels, it could limit their ability to devote time to our affairs which may have a negative impact on our ability to complete our initial business combination.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us (and they may also participate in the formation of, or become an officer or director of, another special purpose acquisition company) and, accordingly, may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

Until we consummate our initial business combination, we will continue to engage in the business of identifying and combining with one or more businesses. Our sponsor and officers and directors are, or may in the future become, affiliated with entities such as operating companies or investment vehicles) that are engaged in making and managing investments in a similar business, and they may also participate in the formation of, or become an officer or director of, another special purpose acquisition company.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary or contractual duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to other entities prior to its presentation to us, subject to his or her fiduciary duties under Cayman Islands law

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into a business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in a business combination with one or more target businesses that have relationships with entities that may be affiliated with our sponsor, officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Our officers and directors also serve as officers and board members for other entities. Such entities may compete with us for business combination opportunities. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for a business combination and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, regarding the fairness to our company from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public shareholders as they would be absent any conflicts of interest.

Since our sponsor, officers and directors will lose their entire investment in us if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

As of the date of this report, our sponsor, officers and directors own an aggregate of 8,625,000 founder shares. In addition, our sponsor owns 1,062,500 Class A ordinary shares and 531,250 placement warrants, each exercisable into one Class A ordinary share at a price of $11.50 per share. Such founder shares and placement warrants will be worthless if we do not complete an initial business combination.

The founder shares are identical to the ordinary shares included in the units sold in our initial public offering except that (i) holders of the founder shares have the right to vote on the election of directors prior to our initial business combination, (ii) the founder shares are subject to certain transfer restrictions, (iii) our sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed (A) to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination and (B) to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination within 18 months from the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report) (although they will be entitled to liquidating distributions from the trust account with respect to any public shares they hold if we fail to complete our initial business combination within the prescribed time frame) and (iv) the founder shares will automatically convert into our Class A ordinary shares at the time of our initial business combination, on a one-for-one basis, subject to adjustment pursuant to certain anti-dilution rights, as described herein and in our amended and restated memorandum and articles of association.

The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination.

Since our sponsor, officers and directors will not be eligible to be reimbursed for their out-of-pocket expenses if our initial business combination is not completed, a conflict of interest may arise in determining whether a particular business combination target is appropriate for our initial business combination.

At the closing of our initial business combination, our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred in connection with activities on our behalf. These financial interests of our sponsor, officers and directors may influence their motivation in identifying and selecting a target business combination and completing an initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a business combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As such, no issuance of debt will affect the per-share amount available for redemption from the trust account. Nevertheless, the incurrence of debt could have a variety of negative effects, including:

●	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

●	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

●	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

●	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

●	our inability to pay dividends on our ordinary shares;

●	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

●	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

●	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

●	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of our initial public offering and the sale of the private placement units, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

As of December 31, 2020, $346,736,767 was available for completing our initial business combination (which includes up to $12,075,000 for the payment of deferred underwriting commission).

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously or within a short period of time. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By completing our initial business combination with only a single entity our lack of diversification may subject us to numerous economic, competitive and regulatory risks. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

●	solely dependent upon the performance of a single business, property or asset; or

●	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory risks, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously complete business combinations with multiple prospective targets, which may hinder our ability to complete our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to complete our initial business combination with a private company about which little information is available, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. Very little public information generally exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in a business combination with a company that is not as profitable as we suspected, if at all.

Our management may not be able to maintain control of a target business after our initial business combination. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We may structure a business combination so that the post-transaction company in which our public shareholders own shares will own less than 100% of the equity interests or assets of a target business, but we will only complete such business combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for us not to be required to register as an investment company under the Investment Company Act. We will not consider any transaction that does not meet such criteria. Even if the post-transaction company owns 50% or more of the voting securities of the target, our shareholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new ordinary shares in exchange for all of the outstanding capital stock of a target. In this case, we would acquire a 100% interest in the target. However, as a result of the issuance of a substantial number of new ordinary shares, our shareholders immediately prior to such transaction could own less than a majority of our issued and outstanding ordinary shares subsequent to such transaction. In addition, other minority shareholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that our management will not be able to maintain our control of the target business. We cannot provide assurance that, upon loss of control of a target business, new management will possess the skills, qualifications or abilities necessary to profitably operate such business.

We do not have a specified maximum redemption threshold. The absence of such a redemption threshold may make it possible for us to complete a business combination with which a substantial majority of our shareholders do not agree.

Our amended and restated memorandum and articles of association does not provide a specified maximum redemption threshold, except that we will only redeem our public shares so long as (after such redemption) our net tangible assets, will be at least $5,000,001 either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (such that we are not subject to the SEC’s “penny stock” rules) or any greater net tangible asset or cash requirement which may be contained in the agreement relating to our initial business combination. As a result, we may be able to complete our initial business combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial business combination and do not conduct redemptions in connection with our initial business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our sponsor, officers, directors, advisors or their affiliates. In the event the aggregate cash consideration we would be required to pay for all ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, all ordinary shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the public warrants is higher than was typical in many similar blank check companies in the past. Historically, the exercise price of a warrant was generally a fraction of the purchase price of the units in the initial public offering. The exercise price for our public warrants is $11.50 per share, subject to adjustment as provided herein. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

Because each unit contains one-half of one redeemable warrant and only a whole warrant may be exercised, the units may be worth less than units of other blank check companies.

Each unit contains one-half of one redeemable warrant. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. Accordingly, unless you purchase at least two units, you will not be able to receive or trade a whole warrant. This is different from other offerings similar to ours whose units include one share and one warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of an initial business combination since the warrants will be exercisable in the aggregate for one-half of the number of shares compared to units that each contain a warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if they included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.

Unlike some other blank check companies, if

(i)	we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination at a Newly Issued Price of less than $9.20 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like);

(ii)	the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions); and

(iii)	the Market Value is below $9.20 per share (as adjusted for share splits, share dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like),

then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. There can be no assurances that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support.

In order to effectuate a business combination, blank check companies have, in the past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and extended the period of time in which it had to consummate a business combination. There can be no assurances that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments or extend the time in which we have to consummate a business combination through amending our amended and restated memorandum and articles of association.

The provisions of our amended and restated memorandum and articles of association that relate to our pre-initial business combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account), including an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated, may be amended with the approval of a special resolution which requires the approval of holders of at least two-thirds of our ordinary shares who attend and vote in a general meeting, which is a lower amendment threshold than that of some other blank check companies (and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares). It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association and the trust agreement to facilitate the completion of an initial business combination that some of our shareholders may not support.

       Some other blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-initial business combination activity, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to pre-initial business combination activity (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders, as described herein and in our amended and restated memorandum and articles of association, or an amendment to permit us to withdraw funds from the trust account such that the per share amount investors will receive upon any redemption or liquidation is substantially reduced or eliminated), but excluding the provision of the articles relating to the appointment of directors, may be amended if approved by holders of at least two-thirds of our ordinary shares who attend (and any amendments to our memorandum and articles of association after the completion of the initial business combination will be in accordance with requirements of applicable law and our articles) and vote in a general meeting, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. Should our sponsor vote all its shares in favor of any such amendment, we would require 19,034,376, or 55.17%, of the public shares issued in our initial public offering to be voted in favor of any such amendment for its approval. Prior to the initial business combination, we may not issue additional securities that can vote on amendments to our amended and restated memorandum and articles of association. Our sponsor, which beneficially owned 21.92% of our ordinary shares upon the closing of our initial public offering (including the placement shares included in the private placement units purchased by it), will participate in any vote to amend our amended and restated memorandum and articles of association and/or trust agreement and will have the discretion to vote in any manner it chooses. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-business combination behavior more easily than some other blank check companies, and this may increase our ability to complete a business combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our amended and restated memorandum and articles of association.

Certain agreements related to our initial public offering may be amended without shareholder approval.

Certain agreements, including the underwriting agreement relating to our initial public offering, the investment management trust agreement between us and Continental Stock Transfer & Trust Company, the letter agreement among us and our sponsor, officers and directors and the registration rights agreement among us and our sponsor, may be amended without shareholder approval. These agreements contain various provisions that our public shareholders might deem to be material. For example, the underwriting agreement related to our initial public offering contains a covenant that the target company that we acquire must have a fair market value equal to at least 80% of the balance in the trust account at the time of signing the definitive agreement for the transaction with such target business (excluding the deferred underwriting commissions and taxes payable on the income earned on the trust account) so long as we obtain and maintain a listing for our securities on Nasdaq. While we do not expect our board to approve any amendment to any of these agreements prior to our initial business combination, it may be possible that our board, in exercising its business judgment and subject to its fiduciary duties, chooses to approve one or more amendments to any such agreement in connection with the consummation of our initial business combination. Any such amendment would not require approval from our shareholders, and may have an adverse effect on the value of an investment in our securities.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination.

If the net proceeds of our initial public offering and the sale of the private placement units prove to be insufficient to allow us to complete our initial business combination, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to redeem for cash a significant number of shares from shareholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination.

There can be no assurances that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to complete our initial business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, even if we do not need additional financing to complete our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or shareholders is required to provide any financing to us in connection with or after our initial business combination. If we are unable to complete our initial business combination, our public shareholders may only receive approximately $10.05 per share (based on the balance of our trust account as of December 31, 2020), or less in certain circumstances and our warrants will expire worthless.

Our sponsor will control the election of our Board of Directors until consummation of our initial business combination and will hold a substantial interest in us. As a result, it will elect all of our directors and may exert a substantial influence on actions requiring shareholder vote, potentially in a manner that you do not support.

Our sponsor owns 21.92% of our issued and outstanding ordinary shares (including the placement shares included in the private placement units purchased by it). In addition, the founder shares, all of which are held by our sponsor, will entitle the sponsor to appoint all of our directors prior to our initial business combination. Holders of our public shares will have no right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by the affirmative vote of holders of at least 90% of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. As a result, you will not have any influence over the appointment of directors prior to our initial business combination.

Neither our sponsor nor, to our knowledge, any of our officers or directors, has any current intention to purchase additional securities, other than as disclosed herein. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, as a result of its substantial ownership in our company, our sponsor may exert a substantial influence on other actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association and approval of major corporate transactions. If our sponsor purchases any additional ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its influence over these actions. Accordingly, our sponsor will exert significant influence over actions requiring a shareholder vote at least until the completion of our initial business combination.

We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least a majority of the then outstanding public warrants.

Our warrants are issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least a majority of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of ordinary shares purchasable upon exercise of a warrant.

We may redeem unexpired warrants prior to their exercise at a time that is disadvantageous to its holder, thereby making the warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Class A ordinary shares equal or exceed $18.00 per share (as adjusted for share splits, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us in our initial public offering. Redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the placement warrants will be redeemable by us so long as they are held by our sponsor or its permitted transferees.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer Class A ordinary shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our public warrants for redemption after the redemption criteria described elsewhere in this report have been satisfied, our management will have the option to require any holder that wishes to exercise his warrant (including any warrants held by our sponsor, officers or directors, other purchasers of our founder’s shares, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of Class A ordinary shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our warrants and founder shares may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.

We issued warrants to purchase 17,250,000 Class A ordinary shares, at a price of $11.50 per share (subject to adjustment as provided herein), as part of the units sold in our initial public offering, and simultaneously with the closing of our initial public offering and as part of the underwriters’ exercise of full amount of over-allotment option, we issued 531,250 placement warrants, each exercisable to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment. The founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment as set forth herein and in our amended and restated memorandum and articles of association. In addition, if our sponsor makes any working capital loans, up to $1,500,000 of such loans may be converted into warrants, at the price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the placement warrants.

To the extent we issue Class A ordinary shares to effectuate a business transaction, the potential for the issuance of a substantial number of additional Class A ordinary shares upon exercise of these warrants or conversion rights could make us a less attractive acquisition vehicle to a target business. Any such issuance will increase the number of issued and outstanding Class A ordinary shares and reduce the value of the Class A ordinary shares issued to complete the business transaction. Therefore, our warrants and founder shares may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business.

The placement warrants are identical to the warrants sold as part of the units in our initial public offering except that, so long as they are held by our sponsor, or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the sponsor until 30 days after the completion of our initial business combination and (iii) they may be exercised by the holders on a cashless basis.

A market for our securities may not fully develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to one or more potential business combinations and general market or economic conditions. Furthermore, an active trading market for our securities may not be sustained. You may be unable to sell your securities unless a market can be fully developed and sustained.

Because we must furnish our shareholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements may be required to be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or U.S. GAAP, or international financing reporting standards as issued by the International Accounting Standards Board, or IFRS, depending on the circumstances and the historical financial statements may be required to be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statements may also be required to be prepared in accordance with U.S. GAAP in connection with our current report on Form 8-K announcing the closing of our initial business combination within four business days following such closing. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and complete our initial business combination within the prescribed time frame.

We are an emerging growth company within the meaning of the Securities Act, and if we take advantage of certain exemptions from disclosure requirements available to emerging growth companies, this could make our securities less attractive to investors and may make it more difficult to compare our performance with other public companies.

We are an “emerging growth company” within the meaning of the Securities Act, as modified by the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. As a result, our shareholders may not have access to certain information they may deem important. We could be an emerging growth company for up to five years, although circumstances could cause us to lose that status earlier, including if the market value of our ordinary shares held by non-affiliates exceeds $700 million as of any June 30 before that time, in which case we would no longer be an emerging growth company as of the following December 31. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. We have elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of our financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accountant standards used.

Additionally, we are a “smaller reporting company,” as defined in Rule 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our ordinary shares held by non-affiliates exceeds $250 million as of the prior June 30th, or (2) our annual revenues exceeded $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates exceeds $700 million as of the prior June 30th. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies difficult or impossible.

Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act requires that we evaluate and report on our system of internal controls beginning with our Annual Report on Form 10-K for the year ending December 31, 2021. Only in the event we are deemed to be a large accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. Further, for as long as we remain an emerging growth company, we will not be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us, as compared to other public companies, because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal control of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our shares.

Because we are incorporated under the laws of the Cayman Islands, you may face difficulties in protecting your interests, and your ability to protect your rights through the U.S. Federal courts may be limited.

We are an exempted company incorporated under the laws of the Cayman Islands. As a result, it may be difficult for investors to effect service of process within the United States upon our directors or officers, or enforce judgments obtained in the United States courts against our directors or officers.

Our corporate affairs are governed by our amended and restated memorandum and articles of association, the Companies Law (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedent in the Cayman Islands, as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. We will also be subject to the federal securities laws of the United States. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws, as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.

We have been advised by our Cayman Islands legal counsel that the courts of the Cayman Islands are unlikely (i) to recognize or enforce against us judgments of courts of the United States predicated upon the civil liability provisions of the federal securities laws of the United States or any state; and (ii) in original actions brought in the Cayman Islands, to impose liabilities against us predicated upon the civil liability provisions of the federal securities laws of the United States or any state, so far as the liabilities imposed by those provisions are penal in nature. In those circumstances, although there is no statutory enforcement in the Cayman Islands of judgments obtained in the United States, the courts of the Cayman Islands will recognize and enforce a foreign money judgment of a foreign court of competent jurisdiction without retrial on the merits based on the principle that a judgment of a competent foreign court imposes upon the judgment debtor an obligation to pay the sum for which judgment has been given provided certain conditions are met. For a foreign judgment to be enforced in the Cayman Islands, such judgment must be final and conclusive and for a liquidated sum, and must not be in respect of taxes or a fine or penalty, inconsistent with a Cayman Islands judgment in respect of the same matter, impeachable on the grounds of fraud or obtained in a manner, or be of a kind the enforcement of which is, contrary to natural justice or the public policy of the Cayman Islands (awards of punitive or multiple damages may well be held to be contrary to public policy). A Cayman Islands Court may stay enforcement proceedings if concurrent proceedings are being brought elsewhere.

As a result of all of the above, public shareholders may have more difficulty in protecting their interests in the face of actions taken by management, members of the Board of Directors or controlling shareholders than they would as public shareholders of a United States company.

Provisions in our amended and restated memorandum and articles of association may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A ordinary shares and could entrench management.

Our amended and restated memorandum and articles of association contains provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include two-year director terms and the ability of the Board of Directors to designate the terms of and issue new series of preference shares, which may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore investors may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for investors in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

●	costs and difficulties inherent in managing cross-border business operations;

●	rules and regulations regarding currency redemption;

●	complex corporate withholding taxes on individuals;

●	laws governing the manner in which future business combinations may be effected;

●	tariffs and trade barriers;

●	regulations related to customs and import/export matters;

●	longer payment cycles;

●	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

●	currency fluctuations and exchange controls;

●	rates of inflation;

●	challenges in collecting accounts receivable;

●	cultural and language differences;

●	employment regulations;

●	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

●	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer, which may adversely impact our results of operations and financial condition.

We may seek acquisition opportunities in foreign countries that are subject to political, economic, and other uncertainties.

We may seek acquisition opportunities that have operations outside the United States. As a result, we could face political and economic risks and other uncertainties with respect these potential international operations. These risks may include the following, among other things:

•	loss of revenue, property, and equipment or delays in operations as a result of hazards such as expropriation, war, piracy, acts of terrorism, insurrection, civil unrest, and other political risks, including tension and confrontations among political parties;

•	transparency issues in general and, more specifically, risk in complying with the U.S. Foreign Corrupt Practices Act, the U.K. Bribery Act, and other anti-corruption compliance laws;

•	increases in taxes and governmental royalties;

•	unilateral renegotiation of contracts by governmental entities;

•	redefinition of international boundaries or boundary disputes;

•	difficulties enforcing our rights against a governmental agency because of the doctrine of sovereign immunity and foreign sovereignty over international operations;

•	difficulties enforcing our rights against a governmental agency in the absence of an appropriate and adequate dispute resolution mechanism to address contractual disputes, such as international arbitration;

•	changes in laws and policies governing operations of foreign-based companies;

•	foreign-exchange restrictions; and

•	international monetary fluctuations and changes in the relative value of the U.S. dollar, as compared to the currencies of other countries in which we conduct business.

       Outbreaks of civil and political unrest and acts of terrorism have occurred in countries in Europe and the Middle East, including countries close to or where we may seek an acquisition. Continued or escalated civil and political unrest and acts of terrorism in the countries in which we may operate could result in our curtailing operations or delays in project completions. In the event that countries in which we may operate experience civil or political unrest or acts of terrorism, especially in events where such unrest leads to an unseating of the established government, our operations could be materially impaired. Our potential international operations may also be adversely affected, directly or indirectly, by laws, policies, and regulations of the United States affecting foreign trade and taxation, including U.S. trade sanctions. Realization of any of the factors listed above could materially and adversely affect our financial condition, results of operations, or cash flows.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2020, we had approximately $975,000 in our operating bank account, working capital of approximately $1.0 million, and no interest income available in the trust account to pay for our tax obligations, if any.

To date, our liquidity needs have been satisfied through a payment of $25,000 from our sponsor to cover certain expenses on our behalf in exchange for the issuance of the founder shares to our sponsor, a loan of approximately $188,000 pursuant to a promissory note issued to our sponsor and the net proceeds from the consummation of the private placement not held in the trust account. We repaid the promissory note on September 3, 2020. In addition, in order to finance transaction costs in connection with a business combination, our sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.

We have been using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates, performing due diligence on prospective target businesses, selecting the target business to acquire, and structuring, negotiating and consummating our initial business combination. We expect to incur significant costs in pursuit of our acquisition plans.

Our plans to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained in this report on Form 10-K do not include any adjustments that might result from our inability to continue as a going concern.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws, which could lead to various regulatory issues.

Following our initial business combination, any or all of our management could resign from their positions as officers of the Company, and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. Economic growth could be uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future such country’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination and if we effect our initial business combination, the ability of that target business to become profitable.

Exchange rate fluctuations and currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business, as measured in dollars, will increase, which may make it less likely that we are able to consummate such transaction.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the recent coronavirus (COVID-19) outbreak and the status of debt and equity markets.

The COVID-19 outbreak has resulted in a widespread health crisis that has adversely affected the economies worldwide, and the business of any potential target business with which we consummate a business combination could be materially and adversely affected. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and any associated variants, the efficacy and distribution of vaccines, and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected. In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing, which may be impacted by COVID-19 and other events.

There are risks related to the software and Internet technology industries to which we may be subject.

Business combinations with companies with operations in the software and Internet technology industries entail special considerations and risks. If we are successful in completing a business combination with a target business with operations in the software and Internet technology industries, we will be subject to, and possibly adversely affected by, the following risks, including, but not limited to:

•	if we do not develop successful new products or improve existing ones, our business will suffer;

•	we may invest in new lines of business that could fail to attract or retain users or generate revenue;

•	we will face significant competition and if we are not able to maintain or improve our market share, our business could suffer;

•	disruption or failure of our networks, systems, platform or technology that frustrate or thwart our users’ ability to access our products and services may cause our users, advertisers, and partners to cut back on or stop using our products and services altogether, which could seriously harm our business;

•	mobile malware, viruses, hacking and phishing attacks, spamming, and improper or illegal use of our products could seriously harm our business and reputation;

•	if we are unable to successfully grow our user base and further monetize our products, our business will suffer;

•	if we are unable to protect our intellectual property, the value of our brand and other intangible assets may be diminished, and our business may be seriously harmed;

•	we may be subject to regulatory investigations and proceedings in the future, which could cause us to incur substantial costs or require us to change our business practices in a way that could seriously harm our business; and

•	components used in our products may fail as a result of a manufacturing, design, or other defect over which we have no control, and render our devices inoperable.

Any of the foregoing could have an adverse impact on our operations following a business combination. However, our efforts in identifying prospective target businesses will not be limited to the software and Internet technology industries. Accordingly, if we acquire a target business in another industry, these risks will likely not affect us and we will be subject to other risks attendant with the specific industry in which we operate or target business which we acquire, none of which can be presently ascertained.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We currently maintain our executive offices at PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands. The cost for this space is approximately $600 per month that we will pay to an unaffiliated third party for office space. We consider our current office space adequate for our current operations.

Item 3.	Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters, and Issuer Purchases of Equity Securities

(a)	Market Information

Our units, Class A ordinary shares and warrants are each traded on the Nasdaq Capital Market under the symbols “BTAQU,” “BTAQ” and “BTAQW, respectively. Our units commenced public trading on August 27, 2020, and our Class A ordinary shares and warrants commenced public trading on October 8, 2020.

(b)	Holders

On March 23, 2021, there was 3 holders of record of our units, 1 holder of record of our Class A ordinary shares, 2 holders of record of our Class B ordinary shares and 1 holder of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of our initial business combination. The payment of any cash dividends subsequent to our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

None.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.	Selected Financial Data

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “our,” “us” or “we” refer to Burgundy Technology Acquisition Corporation. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Overview

We are a blank check company incorporated on June 4, 2020 as a Cayman Islands exempted company for the purpose of effecting our initial business combination.

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

Upon the closing of the initial public offering, the over-allotment and the private placement, approximately $346.7 million ($10.05 per Unit) of the net proceeds of the initial public offering and certain of the proceeds of the private placement was placed in the trust account, located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, until the earlier of: (i) the completion of our initial business combination or (ii) the distribution of the trust account as described below.

Our management has broad discretion with respect to the specific application of the net proceeds of the initial public offering, the over-allotment and the sale of private placement units, although substantially all of the net proceeds are intended to be applied generally toward consummating our initial business combination.

If we have not completed our initial business combination within 18 months (unless such period is extended as described herein), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a business combination within 18 months (unless such period is extended as described herein).

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

Going Concern

As of December 31, 2020, we had approximately $975,000 in our operating bank account, working capital of approximately $1.0 million, and no interest income available in the trust account to pay for our tax obligations, if any.

To date, our liquidity needs have been satisfied through a payment of $25,000 from our sponsor to cover certain expenses on our behalf in exchange for the issuance of the founder shares to our sponsor, a loan of approximately $188,000 pursuant to a promissory note issued to our sponsor and the net proceeds from the consummation of the private placement not held in the trust account. We repaid the promissory note on September 3, 2020. In addition, in order to finance transaction costs in connection with a business combination, our sponsor may, but is not obligated to, provide us working capital loans. To date, there were no amounts outstanding under any working capital loan.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation on February 28, 2022 and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 28, 2022.

Results of Operations

Our entire activity since inception through December 31, 2020 related to our formation, the preparation for the initial public offering, and since the closing of the initial public offering, the search for a prospective initial business combination. We have neither engaged in any operations nor generated any revenues to date. We will not generate any operating revenues until after completion of our initial business combination. We will generate non-operating income in the form of interest income on cash and cash equivalents. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from June 4, 2020 (inception) through December 31, 2020, we had a net loss of approximately $336,000 which consisted of approximately $348,000 in general and administrative expenses, which was partially offset by a approximately $12,000 gain on marketable securities, dividends and interest held in trust account.

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

Class A Ordinary Shares Subject to Possible Redemption

Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 32,903,867 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. We have not considered the effect of the warrants sold in the initial public offering and the private placement to purchase an aggregate of 17,781,250 of our Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the gain on marketable securities, dividends, and interest held in the trust account, net of applicable taxes available to be withdrawn from the trust account, resulting in net income of $11,767 for the period from June 4, 2020 (inception) through December 31, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

Recent Accounting Pronouncements

Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

Inflation

We do not believe that inflation had a material impact on our business, revenues or operating results during the period presented.

JOBS Act

JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

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

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

This report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

As of the date of this report, our directors and officers are as follows:

Name	Age	Title
Leo Apotheker	67	Co-Chief Executive Officer, Chairman of the Board and Director
Jim Mackey	50	Co-Chief Executive Officer, Chief Financial Officer, Secretary and Director
Franck Cohen	61	Director
Hervé Couturier	62	Director
Raj Dani	51	Director
Melissa Di Donato Roos	48	Director

Leo Apotheker, our Chairman and one of our Co-CEOs and a Director since our incorporation, also serves as the Chairman of Unit 4 (an ERP software company) and the Chairman of Syncron (an after-sales service solution provider), and as a Director (until April 2020 serving as the Vice Chairman and Lead Independent Director) of Schneider Electric SE (EPA: SU) (a diversified energy and digital automation company), P2 Energy Solutions (an energy-focused software company), Nice Systems (TLV: NICE) (a customer engagement and financial compliance software company), Taulia (a supply chain software company), MercuryGate (a logistics optimization software company) and Appway AG (a financial services software company). Mr. Apotheker previously served on the Board of Directors of Signavio (a workflow software company).

Mr. Apotheker was appointed as the CEO and President of The Hewlett-Packard Company (NYSE: HPQ), or HP, and continued in that position until late 2011. Mr. Apotheker was also the CEO of the German software company SAP SE (NYSE:SAP) from April 2008 until early 2010 and its President and Deputy CEO in 2007. Mr. Apotheker joined SAP in 1988 as the CEO of SAP France and Belgium. After successfully managing the core EMEA region for SAP, he joined the SAP AG executive board in 2002 as President. It was under Mr. Apotheker’s leadership that the company became the global market leader in Enterprise Application software. During his 20 years at SAP, Mr. Apotheker helped transform SAP from a single product company to a multi-solution company, recognized as one of the leading software companies globally with more than €27 billion in revenue in 2019. Moreover, Mr. Apotheker was the driving force behind some of SAP’s most successful acquisitions, such as the acquisition of BusinessObjects in 2007 for $6.8 billion and the acquisition of TopManage that was subsequently rebranded as BusinessOne, one of SAP’s most profitable and successful product lines.

Mr. Apotheker graduated in Economics from the Hebrew University in Israel and is fluent in five languages.

We believe Mr. Apotheker is well-qualified to serve as a Director due to his extensive experience in the technology industry spanning the United States and Europe, his experience with public companies, his business leadership, his operational experience and his experience as a board member of several public and private companies.

Jim Mackey, one of our Co-CEOs, our CFO and Secretary, and a Director since our incorporation, worked as a Managing Director and the Chairman of the Software, Technology Investment Banking Group at Citigroup from October 2018 to May 2020. Mr. Mackey advised some of the leading enterprise software companies on potential M&A strategies, IPOs and debt placements. While at Citigroup, Mr. Mackey became a licensed Securities Principal and passed the SIE, 63, 79 and 24 exams. Prior to Citigroup, Mr. Mackey served in senior leadership roles at SAP, OpenText and BlackBerry. Mr. Mackey joined BlackBerry as an Executive Vice President, Executive Operations in December 2013 to help transform BlackBerry into a software-oriented company. During Mr. Mackey’s tenure at BlackBerry, he led and executed six acquisitions that transformed the company and evolved its mobile device management portfolio into a leading unified endpoint management portfolio. At BlackBerry, Mr. Mackey managed numerous functions, including overall corporate strategy and corporate development, Product Security, Secusmart, Encription, and the CIO operations and data centers. Prior to joining BlackBerry, Mr. Mackey was the Senior Vice President, Corporate Development for OpenText. During his time at OpenText, Mr. Mackey transformed the company by executing four acquisitions, including the acquisition of GXS ($1.1 billion). Prior to joining OpenText, Mr. Mackey was at SAP where he built and led the corporate development team, consisting of M&A strategy, execution and integration. Mr. Mackey executed some of SAPs largest acquisitions at the time, including the acquisition of Business Objects ($6.8 billion), Sybase ($5.8 billion) and SuccessFactors ($3.4 billion).

During his career at SAP, Mr. Mackey was responsible for completing 44 acquisitions and more than $18 billion in transaction spend. Mr. Mackey started his career as an attorney and subsequently became licensed as a CPA while at Arthur Andersen.

Mr. Mackey received a BS in Accounting from Villanova University and his JD from Villanova University School of Law.

Mr. Mackey is well-qualified to serve as a Director due to his extensive investment experience, his operational experience and his experience in dealing with strategic matters of technology companies on a global scale.

Our Board of Directors consists of a diverse group of executives and seasoned investors that we believe are well-versed in the process of business opportunity pattern recognition. In addition to Messrs. Apotheker and Mackey, our Board of Directors includes:

Franck Cohen, who has been our independent Director since August 2020, serves as Chairman of Trackunit (a telematics company) and Geektime (a digital online technology focused news portal company), and sits on the boards of SUSE (an open source software company), Antuit (an AI cloud SaaS company for retail), Acumatica (a cloud SaaS ERP for small businesses), Beqom (a compensation management software provider), Qvantel (a digital business support system provider) and Omada (an identity governance software company). He is also a board advisor of C3.AI and Workday and chairman of advisory board of CYE.

Mr. Cohen was the President of SAP Digital Core & Industry Solutions until June 2019. In March 2017, Mr. Cohen took over the responsibility for the newly created Digital Core organization within SAP, where the company decided to consolidate all product and development activities related to the different ERP solutions and the industry solutions with the objective to migrate from an on-premise to a cloud architecture and from a license and services model to a SaaS subscription model. In this role, Mr. Cohen led a team of 15,700 engineers and invested significantly in machine learning and artificial intelligence to catalyze digital transformation. Mr. Cohen joined SAP in 2009 as Senior Vice President, COO for EMEA and in 2011, he was appointed President of the EMEA region. Mr. Cohen began his career in 1987, where he launched an ERP software company in France. Ten years later, he joined Intentia, a Swedish ERP company, where he held several roles, including General Manager of EMEA and Executive Vice President of sales worldwide. In 2006, when Intentia merged with Lawson Software, Mr. Cohen remained with the new company as General Manager for EMEA. He subsequently relocated to the United States to lead the North American and the EMEA organization.

Mr. Cohen studied Mathematics and Electronic Engineering at Tel Aviv University.

Mr. Cohen is well-qualified to serve as a Director due to his extensive operational experience, and his experience in dealing with strategic matters of technology companies on a global scale.

Hervé Couturier, who has been our independent Director since August 2020, is a private investor and product strategy consultant. Mr. Couturier currently serves as the President of Kerney Partners (a consulting firm), and sits on the boards of Sabre (NASDAQ: SABR) (a travel technology company), SimCorp A/S (CPH: SIM) (a Danish investment management software provider), Infovista Inc. (a network software company), Unit4 (an Enterprise Resource Planning software company), Sportradar AG (a sports data company), Kyriba Corp. (a treasury management software company) and Odigo SAS (a cloud call center services company). Mr. Couturier has held management positions at a number of IT companies including Business Objects (a business intelligence solutions provider, now part of SAP), S1 Corporation (a provider of payment software for financial institutions) and XRT (a European treasury management software company, now part of the Sage Group PLC). From 2012 to 2016, he was executive vice president, research and development, at Amadeus, an airline reservation systems provider. From 2007 to 2012, he was executive vice president of SAP AG’s technology group and head of research. Mr. Couturier began his career at IBM in 1982, where he held various engineering and business positions until 1997.

Mr. Couturier holds both an engineering degree and a Master of Science degree from the École Centrale Paris in France.

Mr. Couturier is well-qualified to serve as a Director due to his significant experience in solutions strategy, product strategy, product development and business management at software-based companies.

Raj Dani, who has been our independent Director since August 2020, has been the CFO of Ping since 2016. Ping provides leading technology solutions for enterprises to enable secure and seamless digital experiences for their workforce and customer identities. Mr. Dani is responsible for leading all financial functions as well as strategy and mergers and acquisitions at Ping, overseeing a period of significant revenue growth of the company while driving positive operating cash flows. He has led Ping’s successful IPO process, transitioning the company from financial sponsor-backed to a public listing on the NYSE in September 2019, and integrated three tuck-in acquisitions during his tenure at Ping including artificial intelligence API security software company Elastic Beam, directory and data governance software company UnboundID and identity proofing company Shocard.

Before joining Ping, Mr. Dani served as chief financial officer of AVI-SPL, Inc., a leading systems integration firm from 2014 to 2016. There he led a successful turnaround effort, enabling the sale of the company to a financial sponsor in 2016. Prior to that, Mr. Dani held senior financial management positions over thirteen years within global public technology services companies TTEC, Jabil and Flex. He began his career with PricewaterhouseCoopers LLP, serving in its audit and transaction advisory practices.

Mr. Dani is an actively licensed certified public accountant and has earned a master’s degree in accounting from the University of Florida and a bachelor’s degree in business administration from Emory University. During his career, Mr. Dani has gained extensive global business experience, including executing several acquisitions in Europe while on long-term assignments over five years in Zurich, Switzerland and Milan, Italy.

Mr. Dani is well-qualified to serve as a Director due to his extensive financial reporting, operational and advisory experience as well as his extensive global experience in technology companies.

Melissa Di Donato Roos, who has been our independent Director since August 2020, currently serves as the CEO of SUSE, the world’s largest independent open source software company, and sits on the board of Uccelli UK (a technology consulting company). As SUSE’s first female Chief Executive Officer, appointed in July 2019, Ms. Di Donato’s strategy is to double the company’s revenue from $500 million to $1 billion in the next three years. Prior to SUSE, Ms. Di Donato was the Global COO of the ERP division at SAP. She served as the EMEA and APJ Area Vice President for Salesforce.com, where she oversaw the creation of successful software solutions for the company. While at Salesforce.com, Ms. Di Donato was also responsible for the startup community and investments across Europe for companies building on the Force.com platform. At both SAP and Salesforce, Ms. Di Donato was instrumental in making acquired products successful in her geographies and areas of responsibility.

Ms. Di Donato currently sits on the board of directors of The Data Science Institute and Notion Capital, a venture capital firm that funds early-stage, fast-growing European SaaS and enterprise tech companies. An ardent supporter of diversity and inclusion, Ms. Di Donato also serves as the Technology Group Chair of the 30% Club, an organization with the goal of achieving 30% female directors on S&P 100 boards by 2023.

Ms. Di Donato completed her education at Manhattanville College, graduating with a BA in Political Science and Russian Translation, and at American University, Kogod School of Business, graduating with an MBA in International Business and an MA in Russian. Ms. Di Donato is fluent in three languages: English, Italian, and Russian, and is a children’s book author. She is the founder of the charitable foundation, Inner Wings, which is dedicated to empowering young girls to be confident and brave, and encouraging their journey to become strong and independent women.

Ms. Di Donato is well-qualified to serve as a Director due to her extensive investment experience, operational experience and her extensive experience in technology companies.

Number and Terms of Office of Officers and Directors

Our Board of Directors consists of six members. Holders of our founder shares will have the right to appoint all of our directors prior to consummation of our initial business combination and holders of our public shares will not have the right to vote on the appointment of directors during such time. These provisions of our amended and restated memorandum and articles of association may only be amended by the affirmative vote of holders of at least 90% of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. Subject to any other special rights applicable to the shareholders, any vacancies on our Board of Directors may be filled by the affirmative vote of a majority of the directors present and voting at the meeting of our board or by a majority of the holders of our founder shares.

Our officers are elected by the Board of Directors and serve at the discretion of the Board of Directors, rather than for specific terms of office. Our Board of Directors is authorized to appoint persons to the offices set forth in our amended and restated memorandum and articles of association, as it deems appropriate. Our amended and restated memorandum and articles of association provides that our officers may consist of a Chairman, Chief Executive Officer, President, Chief Financial Officer, Vice Presidents, Secretary, Assistant Secretaries, Treasurer and such other offices as may be determined by the Board of Directors.

Director Independence

Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Franck Cohen, Hervé Couturier, Raj Dani and Melissa Di Donato Roos are “independent directors,” as defined in Nasdaq listing standards and applicable SEC rules. Our audit committee will be entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Committees of the Board of Directors

Our Board of Directors consists of two standing committees: an audit committee and a compensation committee. Subject to phase-in rules and a limited exception, the rules of Nasdaq and Rule 10A-3 of the Exchange Act require that the audit committee of a listed company be comprised solely of independent directors, and the rules of Nasdaq require that the compensation committee of a listed company be comprised solely of independent directors.

Audit Committee

We have established an audit committee of the board of directors. Franck Cohen, Hervé Couturier and Raj Dani serve as members of our audit committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least three members of the audit committee, all of whom must be independent, subject to certain phase-in provisions. Franck Cohen, Hervé Couturier and Raj Dani meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act.

Each member of the audit committee is financially literate and our Board of Directors has determined that Raj Dani qualifies as an “audit committee financial expert,” as defined in applicable SEC rules.

We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

•	the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•	pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the firm have with us in order to evaluate their continued independence;

•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;

•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;

•	obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing (i) the independent registered public accounting firm’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•	reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

We have established a compensation committee of the Board of Directors. Hervé Couturier and Melissa Di Donato Roos serve as members of our compensation committee. Under Nasdaq listing standards and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent, subject to certain phase-in provisions. Hervé Couturier and Melissa Di Donato Roos meet the independent director standard under Nasdaq listing standards applicable to members of the compensation committee.

We have adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Co-Chief Executive Officers’ compensation, if any is paid by us, evaluating our Co-Chief Executive Officers’ performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Co-Chief Executive Officers based on such evaluation;

•	reviewing and approving the compensation of all of our other officers;

•	reviewing our executive compensation policies and plans;

•	implementing and administering our incentive compensation equity-based remuneration plans;

•	assisting management in complying with our proxy statement and annual report disclosure requirements;

•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;

•	producing a report on executive compensation to be included in our annual proxy statement; and

•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

Notwithstanding the foregoing, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

The charter also provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(1)(A) of Nasdaq Rules, a majority of the independent directors may recommend a director nominee for selection by the Board of Directors. The Board of Directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. The directors who will participate in the consideration and recommendation of director nominees are Franck Cohen, Raj Dani and Melissa Di Donato Roos. In accordance with Rule 5605 of the Nasdaq rules, all such directors are independent.

As there is no standing nominating committee, we do not have a nominating committee charter in place.

The Board of Directors will also consider director candidates recommended for nomination by our shareholders during such times as they are seeking proposed nominees to stand for election at the next annual general meeting (or, if applicable, an extraordinary general meeting). Our shareholders that wish to nominate a director for election to our Board of Directors should follow the procedures set forth in our amended and restated Memorandum and Articles of Association.

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, our Board of Directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and the ability to represent the best interests of our shareholders.

Compensation Committee Interlocks and Insider Participation

None of our officers currently serves, and in the past year has not served, (i) as a member of the compensation committee or board of directors of another entity, one of whose executive officers served on our compensation committee, or (ii) as a member of the compensation committee of another entity, one of whose executive officers served on our Board of Directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons. Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner.

Code of Ethics

We have adopted a Code of Ethics applicable to our directors, officers and employees. We have filed a copy of our Code of Ethics and our audit and compensation committee charters as exhibits to the registration statement in connection with our initial public offering. You can review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Conflicts of interest

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

•	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;

•	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;

•	directors should not improperly fetter the exercise of future discretion;

•	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and

•	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience which that director has.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Each of our directors and officers presently has, and in the future any of our directors and our officers may have additional, fiduciary or contractual obligations to other entities pursuant to which such director or officer is or will be required to present acquisition opportunities to such entity. Accordingly, subject to his or her fiduciary duties under Cayman Islands law, if any of our directors or officers becomes aware of an acquisition opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will need to honor his or her fiduciary or contractual obligations to present such acquisition opportunity to such entity, and only present it to us if such entity rejects the opportunity. Our amended and restated memorandum and articles of association provides that, subject to his or her fiduciary duties under Cayman Islands law, no director or officer shall be disqualified or prevented from contracting with the company nor shall any contract or transaction entered into by or on behalf of the company in which any director shall have an interest be liable to be avoided. A director shall be at liberty to vote in respect of any contract or transaction in which he or she is interested provided that the nature of such interest shall be disclosed at or prior to its consideration or any vote thereon by the Board of Directors. We do not believe, however, that any fiduciary duties or contractual obligations of our directors or officers would materially undermine our ability to complete our business combination.

Our officers have agreed not to become an officer or director of any other special purpose acquisition company with a class of securities registered under the Exchange Act until we have entered into a definitive agreement regarding our initial business combination or we have liquidated the trust account or we have failed to complete our initial business combination within 18 months after the closing of the offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report).

As a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities meeting the above-listed criteria to multiple entities. Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations:

Individual(1)(2)	Entity	Entity’s Business	Affiliation
Leo Apotheker	P2 Energy Solutions	Software and Data	Director
	Unit4	Enterprise Software	Director
	Syncron	Enterprise Software	Director
	Taulia	Capital Management	Director
	Schneider SE	Electrical Equipment	Director
	Nice Ltd.	Enterprise Software	Director
	Appway AG	Enterprise Software	Director
Franck Cohen	Trackunit	Telematics	Chairman
	Geektime	Online News Portal	Chairman
	SUSE	Open Source Software	Director
	Antuit	Software and Data	Director
	Acumatica	Software and Data	Director
	Beqom	Enterprise Software	Director
	Qvantel	Enterprise Software	Director
	Omada	Software and Data	Director
Hervé Couturier	Kerney Partners	Consulting	President
	Sabre	Software and Data	Director
	SimCorp A/S	Enterprise Software	Director
	Infovista Inc.	Enterprise Software	Director
	Unit4	Enterprise Software	Director
	Sportradar AG	Software and Data	Director
	Kyriba Corp.	Software and Data	Director
	Odigo SAS	Enterprise Software	Director
Raj Dani	Ping Identity Corporation	Software and Data	CFO
Melissa Di Donato Roos	SUSE	Open Source Software	CEO
	Uccelli UK	Technology Consulting	Director

(1)	Each of the entities listed in this table has priority and preference relative to our company with respect to the performance by each individual listed in this table of his or her obligations and the presentation by each such individual of business opportunities.
(2)	Each individual listed has a fiduciary duty with respect to each of the listed entities opposite from his or her name.

Potential investors should also be aware of the following other potential conflicts of interest:

•	None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•	In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•	Our sponsor, officers and directors have agreed to waive their redemption rights with respect to our founder shares, placement shares and public shares in connection with the consummation of our initial business combination. Additionally, our sponsor, officers and directors have agreed to waive their redemption rights with respect to their founder shares and placement shares if we fail to consummate our initial business combination within 18 months after the closing of our initial public offering (or up to 24 months from the closing of our initial public offering if we extend the period of time to consummate a business combination, as described in more detail in this report). If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private placement units held in the trust account will be used to fund the redemption of our public shares, and the private placement units will expire worthless. With certain limited exceptions, the founder shares will not be transferable, assignable or salable by our sponsor until the earlier of (1) one year after the completion of our initial business combination and (2) the date on which we consummate a liquidation, merger, share exchange, reorganization, or other similar transaction after our initial business combination that results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. If the sponsor distributes any founder shares to its shareholders who are our officers and directors, those shareholders will be bound by the same lock-up. Notwithstanding the foregoing, if the last reported sale price of our ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial business combination, the founder shares will be released from the lock-up. In addition, following the completion of our initial business combination our sponsor may engage in margin loans for up to no more than $25 million using its shares as collateral. With certain limited exceptions, the private placement units, and the securities underlying such units, will not be transferable, assignable or salable by our sponsor until 30 days after the completion of our initial business combination. Since our sponsor and officers and directors will directly or indirectly own ordinary shares and warrants following our initial public offering, our officers and directors may have a conflict of interest in determining whether a particular target business is an appropriate business with which to effectuate our initial business combination.

•	Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

The conflicts described above may not be resolved in our favor.

Accordingly, if any of the above officers or directors become aware of a business combination opportunity which is suitable for any of the above entities to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such business combination opportunity to such entity, and only present it to us if such entity rejects the opportunity, subject to his or her fiduciary duties under Cayman Islands law. We do not believe, however, that any of the foregoing fiduciary duties or contractual obligations will materially affect our ability to complete our initial business combination, because, although many of the foregoing entities are involved in the technology industry broadly defined, the specific industry focuses of a majority of these entities differ from our focus on financial technology businesses and the type or size of the transaction that such companies would most likely consider are of a size and nature substantially different than what we are targeting.

We have not selected any potential business combination target and have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any potential business combination target. Potential target companies with whom we may engage in discussions after the closing of the offering may have had prior discussions with other blank check companies, bankers in the industry and/or other professional advisors, including blank check companies with which our advisors are affiliated. Subsequent to the closing of our initial public offering, we may pursue transactions with such potential targets (i) if such other blank check companies are no longer pursuing transactions with such potential targets, (ii) if we become aware that such potential targets are interested in a potential initial business combination with us and (iii) if we believe such transactions would be attractive to our shareholders.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In addition, our sponsor, officers, directors or any of their respective affiliates may make additional investments in the company in connection with the initial business combination, although our sponsor, officers, directors and their respective affiliates have no obligation or current intention to do so. If our sponsor, officers, directors or any of their respective affiliates elects to make additional investments, such proposed investments could influence the motivation of the sponsor, or relevant officer, director, or any of their respective affiliates, as applicable, to complete an initial business combination. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that such an initial business combination is fair to our company from a financial point of view. In the event that we submit our initial business combination to our public shareholders for a vote, our sponsor, officers and directors have agreed (and their permitted transferees will agree), pursuant to the terms of a letter agreement entered into with us, to vote any founder shares and placement shares held by them and any public shares purchased during or after the offering in favor of our initial business combination.

Limitation on liability and indemnification of officers and directors

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provides for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud or willful default. We may purchase a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers or persons controlling us pursuant to the foregoing provisions, we have been informed that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 11.	Executive Compensation

Compensation Discussion and Analysis

None of our executive officers or directors has received any cash compensation for services rendered to us. Our sponsor, executive officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Following the completion of our initial business combination and the release of the founder shares from the lock-up, our sponsor intends to transfer founder shares to our independent directors that collectively comprise less than 1% of our issued and outstanding ordinary shares upon the consummation of our initial public offering. Our independent directors, review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us may be paid consulting, management or other fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, because the directors of the post-combination business will be responsible for determining executive and director compensation. Any compensation to be paid to our officers will be determined by our compensation committee.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 23, 2021 based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

●	each of our executive officers and directors that beneficially owns our ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 35,562,500 Class A ordinary shares, which includes Class A ordinary shares underlying the units sold in our initial public offering and Class A ordinary shares underlying the units sold in our private placement to our sponsor, and 8,625,000 Class B ordinary shares outstanding as of March 23, 2021. Voting power represents the combined voting power of Class A ordinary shares and Class B ordinary shares owned beneficially by such person. On all matters to be voted upon, the holders of the Class A ordinary shares and the Class B ordinary shares vote together as a single class. Currently, all of the Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis. The table below does not include the Class A ordinary shares underlying the placement warrants held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares		Approximate
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Percentage of Outstanding Ordinary Shares
Burgundy Technology Sponsor Limited (our sponsor) (1)(2)	1,062,500	2.99%	8,625,000	100%	21.92%
Leo Apotheker (1)(2)	1,062,500	2.99%	8,625,000	100%	21.92%
Jim Mackey (1)(2)	1,062,500	2.99%	8,625,000	100%	21.92%
All officers and directors as a group (six individuals)	1,062,500	2.99%	8,625,000	100%	21.92%

Other 5% Shareholders
Castle Creek Arbitrage, LLC (3)	2,780,000	7.82%	—	—	6.29%
Magnetar Financial LLC (4)	2,417,952	6.80%	—	—	5.47%
Linden Advisors LP (5)	2,000,000	5.62%	—	—	4.53%
Citadel Advisors LLC (6)	1,800,000	5.06%	—	—	4.07%

1)	The business address of each of our sponsor and Messrs. Apotheker and Mackey is PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands.

2)	Consists of 1,062,500 Class A ordinary shares and 8,625,000 Class B ordinary shares. The Class B ordinary shares have no expiration date and will automatically convert into Class A ordinary shares at the time of Issuer’s initial business combination, or earlier at the option of the holder, on a one-for-one basis, subject to adjustment as set forth in the initial public offering prospectus. Our sponsor is jointly owned and managed by Messrs. Leo Apotheker and James Scott Mackey, who have shared voting and dispositive power with respect to the shares held by our sponsor and, as such, may be deemed to beneficially own the ordinary shares held by our sponsor. Each of Messrs. Leo Apotheker and James Scott Mackey disclaims beneficial ownership of the ordinary shares held by our sponsor except to the extent of his pecuniary interest therein.

3)	According to a Schedule 13G filed with the SEC on February 16, 2021, jointly by Castle Creek Arbitrage, LLC, a Delaware limited liability company (“Castle Creek”), CC Arb West, LLC, a Delaware limited liability company (“CC Arb West”), CC Arbitrage, Ltd., a Cayman Island company (“CC Arbitrage”) and Mr. Allan Weine, a U.S. citizen, Castle Creek and Mr. Weine share voting and dispositive power over 2,780,000 Class A ordinary shares, which are directly owned by CC ARB West (2,085,000 Class A ordinary shares) and CC Arbitrage (695,000 Class A ordinary shares). Castle Creek serves as a registered investment adviser whose clients are CC Arb West and CC Arbitrage. Mr. Weine is the managing member of Castle Creek. By virtue of these relationships, each of Castle Creek and Mr. Weine may be deemed to beneficially own the 2,780,000 Class A ordinary shares directly owned by CC ARB West and CC Arbitrage. The principal business address for Castle Creek, CC Arb West and CC Arbitrage and Mr. Weine is 190 South LaSalle Street, Suite 3050, Chicago, Illinois 60603.

4)	According to a Schedule 13G filed with the SEC on February 12, 2021, jointly by Magnetar Financial LLC, a Delaware limited liability company (“Magnetar Financial”), Magnetar Capital Partners LP, a Delaware limited partnership (Magnetar Capital Partners”), Supernova Management LLC, a Delaware limited liability company (“Supernova Management”) and Alec N. Litowitz, a U.S. citizen (“Mr. Litowitz”), each such person shares voting and dispositive power over and may be deemed to beneficially own 2,417,952 Class A ordinary shares. The address for the reporting persons’ principal business office is 1603 Orrington Avenue, 13th Floor, Evanston, Illinois 60201.

5)	According to a Schedule 13G filed with the SEC on September 4, 2020, as amended on January 29, 2021, Linden Advisors L.P, a Delaware limited partnership (“Linden Advisors”), shares voting and dispositive power over 2,000,000 Class A ordinary shares of the Company with Siu Min (Joe) Wong, a citizen of China (Hong Kong) and the United States. Linden Capital L.P., a Bermuda limited partnership (“Linden Capital”) and Linden GP LLC, a Delaware limited liability company (“Linden GP”), may be deemed the beneficial owner of 1,845,599 of those Class A ordinary shares of the Company held by Linden Capital L.P. The principal business address for Linden Capital is Victoria Place, 31 Victoria Street, Hamilton HM10, Bermuda. The principal business address for each of Linden Advisors, Linden GP and Mr. Wong is 590 Madison Avenue, 15th Floor, New York, New York 10022.

6)	According to a Schedule 13G filed with the SEC on January 4, 2021, as amended on February 16, 2021, jointly filed by Citadel Advisors LLC, a Delaware limited liability company (“Citadel Advisors”), Citadel Advisors Holdings LP, a Delaware limited partnership (“CAH”), Citadel GP LLC, a Delaware limited liability company (“CGP”), Citadel Securities LLC, a Delaware limited liability company (“Citadel Securities”), CALC IV LP, a Delaware limited partnership (“CALC4”), Citadel Securities GP LLC, a Delaware limited liability company (“CSGP”) and Mr. Kenneth Griffin, a citizen of the United States, each of Citadel Advisors, CAH and CGP shares voting and dispositive power over 1,800,000 Class A ordinary shares of the Company and may be deemed to beneficially own 1,800,000 Class A ordinary shares. Citadel Securities shares voting and dispositive power over 133 Class A ordinary shares of the Company and may be deemed to beneficially own 133 Class A ordinary shares. Each of CALC4 and CSGP shares voting and dispositive power over 133 Class A ordinary shares of the Company and may be deemed to beneficially own 133 Class A ordinary shares. Mr. Griffin shares voting and dispositive power over 1,800,133 Class A ordinary shares of the Company and may be deemed to beneficially own 1,800,133 Class A ordinary shares. The principal business address for each of Citadel Advisors, CAH, CGP, Citadel Securities, CALC4, CSGP and Mr. Griffin is 131 S. Dearborn Street, 32nd Floor, Chicago, Illinois 60603.

The table above does not include the ordinary shares underlying the private placement units held or to be held by our officers or sponsor because these securities are not exercisable within 60 days of this report.

Securities Authorized for Issuance under Equity Compensation Table

None

Changes in Control

None.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

In June 2020, our sponsor purchased an aggregate of 11,500,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.002 per share. On August 25, 2020, our sponsor surrendered 2,875,000 founder shares, resulting in an aggregate of 8,625,000 founder shares outstanding. In August 2020, our sponsor purchased an aggregate of 950,000 units at a price of $10.00 per unit for an aggregate purchase price of $9,500,000 in a private placement that closed simultaneously with the closing of our initial public offering. In September 2020, our sponsor purchased an aggregate of 112,500 units at a price of $10.00 per unit for an aggregate purchase price of $1,125,000 in a private placement closed simultaneously with the closing of the underwriters’ exercise of the full amount of over-allotment option. Our sponsor currently owns 21.92% of our issued and outstanding shares and has the right to elect all of our directors prior to our initial business combination.

If any of our officers or directors becomes aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us, subject to his or her fiduciary duties under Cayman Islands law. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.

Our sponsor, officers and directors, or any of their respective affiliates, will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee reviews, on a quarterly basis, all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

Prior to the consummation of our initial public offering, our sponsor loaned us an aggregate of $188,000 to us under an unsecured promissory note, which were used for a portion of the expenses of our initial public offering. The loans were fully repaid on September 3, 2020.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into warrants at a price of $10.00 per unit at the option of the lender. The units would be identical to the private placement units issues to our sponsor. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor or an affiliate of our sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

We have entered into a registration rights agreement with respect to the founder shares, private placement units and warrants issued upon conversion of working capital loans (if any).

We have entered into indemnity agreements with each of our officers and directors, a form of which was filed as an exhibit to our initial public offering prospectus. These agreements require us to indemnify these individuals and entity to the fullest extent permitted under applicable Cayman Islands law and to hold harmless, exonerate and advance expenses incurred as a result of any proceeding against them as to which they could be indemnified.

Related party transactions policy

We have not yet adopted a formal policy for the review, approval or ratification of related party transactions. Accordingly, the transactions discussed above were not reviewed, approved or ratified in accordance with any such policy.

We have adopted a code of ethics requiring us to avoid, wherever possible, all conflicts of interests, except under guidelines or resolutions approved by our Board of Directors (or the appropriate committee of our board) or as disclosed in our public filings with the SEC. Under our code of ethics, conflict of interest situations will include any financial transaction, arrangement or relationship (including any indebtedness or guarantee of indebtedness) involving the company. A form of the code of ethics that we plan to adopt prior to the consummation of our initial public offering is filed as an exhibit to the registration statement of which the initial public offering prospectus is a part.

In addition, our audit committee, pursuant to a written charter that we have adopted, is responsible for reviewing and approving related party transactions to the extent that we enter into such transactions. An affirmative vote of a majority of the members of the audit committee present at a meeting at which a quorum is present is required in order to approve a related party transaction. A majority of the members of the entire audit committee will constitute a quorum. Without a meeting, the unanimous written consent of all of the members of the audit committee is required to approve a related party transaction. A form of the audit committee charter that we plan to adopted prior to the consummation of our initial public offering is filed as an exhibit to the registration statement of which the initial public offering prospectus is a part. We also require each of our directors and executive officers to complete a directors’ and officers’ questionnaire that elicits information about related party transactions.

These procedures are intended to determine whether any such related party transaction impairs the independence of a director or presents a conflict of interest on the part of a director, employee or officer. To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our sponsor, officers or directors unless we, or a committee of independent directors, have obtained an opinion from an independent investment banking firm or another independent firm that commonly renders valuation opinions for the type of company we are seeking to acquire or an independent accounting firm, that our initial business combination is fair to our company from a financial point of view. Furthermore, no finder’s fees, reimbursements or cash payments will be made to our sponsor, officers or directors, or our or their affiliates, for services rendered to us prior to or in connection with the completion of our initial business combination. However, the following payments will be made to our sponsor, officers or directors, or our or their affiliates, none of which will be made from the proceeds of our initial public offering held in the trust account prior to the completion of our initial business combination:

•	Reimbursement for any out-of-pocket expenses related to identifying, investigating and completing an initial business combination; and

•	Repayment of loans which may be made by our sponsor or certain of our officers and directors to finance transaction costs in connection with an intended initial business combination, the terms of which have not been determined nor have any written agreements been executed with respect thereto. Up to $1,500,000 of such loans may be converted into units, at the price of $10.00 per unit at the option of the lender.

Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers or directors, or our or their affiliates.

Director independence

Nasdaq listing standards require that a majority of our Board of Directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. Our Board of Directors has determined that Franck Cohen, Hervé Couturier, Raj Dani and Melissa Di Donato Roos are “independent directors,” as defined in Nasdaq listing standards and applicable SEC rules. Our audit committee will be entirely composed of independent directors meeting Nasdaq’s additional requirements applicable to members of the audit committee. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Item 14.	Principal Accountant Fees and Services.

The following is a summary of fees paid to WithumSmith+Brown, PC (“Withum”) for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the period from June 4, 2020 (inception) through December 31, 2020, and of services rendered in connection with our initial public offering, review of our interim financial statements and the audit of our December 31, 2020 financial statements, totaled $99,395.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit-related fees during the period from June 4, 2020 (inception) through December 31, 2020.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees during the period from June 4, 2020 (inception) through December 31, 2020.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Withum any other fees during the period from June 4, 2020 (inception) through December 31, 2020.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our initial public offering. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15.	Exhibits, Financial Statements and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in this Item 15 of Part IV below.

(3)	Exhibits

We hereby file as part of this report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 26, 2020, by and among the Company, Mizuho Securities USA LLC, as representatives of the several underwriters(1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company (1)
4.1	Specimen Unit Certificate. (2)
4.2	Specimen Class A Ordinary Share Certificate. (2)
4.3	Specimen Warrant Certificate. (2)
4.4	Warrant Agreement, dated August 26, 2020, between the Company and Continental Stock Transfer & Trust Company (1)
4.5	Description of Securities of the Registrant.*
10.1	Letter Agreement, dated August 26, 2020, among the Company, Burgundy Technology Sponsor Limited and the officers and directors of the Company (1)
10.2	Investment Management Trust Agreement, dated August 26, 2020, between the Company and Continental Stock Transfer & Trust Company (1)
10.3	Registration Rights Agreement, dated August 26, 2020, among the Company, Burgundy Technology Sponsor Limited and the holders party thereto (1)
10.4	Private Placement Units Purchase Agreement, dated August 26, 2020, between the Company and Burgundy Technology Sponsor Limited (1)
10.5	Securities Subscription Agreement, dated June 12, 2020, between the Registrant and Burgundy Technology Sponsor Limited.(3)
10.6	Form of Indemnity Agreement. (2)
10.7	Promissory Note, dated as of June 12, 2020 issued to Burgundy Technology Sponsor Limited. (3)
14.1	Form of Code of Ethics. (2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*	Filed herewith

**	Furnished herewith

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 1, 2020.

(2)	Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 12, 2020.

(3)	Incorporated by reference to the Company’s Form S-1, filed with the SEC on July 31, 2020.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 23, 2021	Burgundy Technology Acquisition Corporation

	By:	/s/ Leo Apotheker
	Name:	Leo Apotheker
	Title:	Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Leo Apotheker	Chief Executive Officer and Director	March 23, 2021
Leo Apotheker	(Principal Executive Officer)

/s/ James Scott Mackey	Chief Financial Officer and Director	March 23, 2021
James Scott Mackey	(Principal Financial and Accounting Officer)

/s/ Franck Cohen	Director	March 23, 2021
Franck Cohen

/s/ Hervé Couturier	Director	March 23, 2021
Hervé Couturier

/s/ Raj Dani	Director	March 23, 2021
Raj Dani

/s/ Melissa Di Donato Roos	Director	March 23, 2021
Melissa Di Donato Roos

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Burgundy Technology Acquisition Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Burgundy Technology Acquisition Corporation (“Company”) as of December 31, 2020, the related statements of operations, changes in shareholders’ equity and cash flows for the period from June 4, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the period from June 4, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by February 28, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (the “PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York

March 23, 2021

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

BALANCE SHEET

DECEMBER 31, 2020

Assets
Current assets:
Cash	$974,815
Prepaid expenses	136,636
Total current assets	1,111,451
Investments held in Trust Account	346,736,767
Total assets	$347,848,218

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,352
Accrued expenses	80,000
Total current liabilities	89,352
Deferred underwriting commissions	12,075,000
Total liabilities	12,164,352

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 32,903,867 shares subject to possible redemption at $10.05 per share	330,683,863

Shareholders' Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	-
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 2,658,633 shares issued and outstanding (excluding 32,903,867 shares subject to possible redemption)	266
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	5,335,162
Accumulated deficit	(336,288)
Total shareholders' equity	5,000,003
Total Liabilities and Shareholders' Equity	$347,848,218

The accompanying notes are an integral part of these financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

STATEMENT OF OPERATIONS

FOR THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Operating expenses:
General and administrative expenses	$348,055
Loss from operations	(348,055)

Other income:
Gain on marketable securities, dividends and interest held in Trust Account	11,767
Total other income	11,767

Net loss	$(336,288)

Weighted average Class A ordinary shares outstanding, basic and diluted	34,881,967
Basic and diluted net income per ordinary share, Class A	$0.00
Weighted average Class B ordinary shares outstanding, basic and diluted	8,079,208
Basic and diluted net loss per ordinary share, Class B	$(0.04)

The accompanying notes are an integral part of these financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

			Ordinary Shares				Additional		Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 4, 2020 (inception)	-	$-	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor	-	-	-	-	8,625,000	863	24,137	-	25,000
Sale of units in initial public offering, gross	-	-	34,500,000	3,450	-	-	344,996,550	-	345,000,000
Offering costs	-	-	-	-	-	-	(19,629,846)	-	(19,629,846)
Sale of private placement units to Sponsor in private placement	-	-	1,062,500	106	-	-	10,624,894	-	10,625,000
Class A ordinary shares subject to possible redemption	-	-	(32,903,867)	(3,290)	-	-	(330,680,573)	-	(330,683,863)
Net loss	-	-	-	-	-	-	-	(336,288)	(336,288)
Balance - December 31, 2020	-	$-	2,658,633	$266	8,625,000	$863	$5,335,162	$(336,288)	$5,000,003

The accompanying notes are an integral part of these financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

Cash Flows from Operating Activities:
Net loss	$(336,288)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on marketable securities, dividends and interest held in Trust Account	(11,767)
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	19,800
General and administrative expenses paid by Sponsor under promissory note	11,055
Changes in operating assets and liabilities:
Prepaid expenses	(136,636)
Accounts payable	9,352
Accrued expenses	5,000
Net cash used in operating activities	(439,484)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(346,725,000)
Net cash used in investing activities	(346,725,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	92,208
Repayment of note payable to related party	(188,213)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	10,625,000
Offering costs paid	(7,389,696)
Net cash provided by financing activities	348,139,299

Net change in cash	974,815

Cash - beginning of the period	-
Cash - end of the period	$974,815

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$5,200
Offering costs included in accrued expenses	$75,000
Offering costs funded with note payable	$84,950
Deferred underwriting commissions	$12,075,000
Initial value of Class A ordinary shares subject to possible redemption	$287,336,897
Change in initial value of Class A ordinary shares subject to possible redemption	$43,346,967

The accompanying notes are an integral part of these financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2020, the Company had not commenced any operations. All activity for the period from June 4, 2020 (inception) through December 31, 2020 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below). The Company has selected December 31 as its fiscal year end.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Basis of Presentation

The Company’s financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and include all adjustments necessary for the fair presentation of the Company’s financial position for the periods presented. The Company has no subsidiaries.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Going Concern

As of December 31, 2020, the Company had approximately $975,000 in its operating bank account and working capital of approximately $1 million. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on the Company’s behalf in exchange for the issuance of the Founder Shares to the Sponsor (see Note 4), a loan of approximately $188,000 pursuant to a promissory note issued to the Sponsor and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the promissory note on September 3, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by February 28, 2022 then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 28, 2022.

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

Investments Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. Investments held in Trust Account are classified as trading securities, which are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in gain on marketable securities, dividends and interest held in Trust Account in the accompanying statement of operations. The estimated fair values of investments held in Trust Account are determined using available market information, other than for investments in open-ended money market funds with published daily net asset values (“NAV”), in which case the Company uses NAV as a practical expedient to fair value. The NAV on these investments is typically held constant at $1.00 per unit.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in Trust Account. At December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

Fair Value of Financial Instruments

As of December 31, 2020, the carrying values of cash, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. As of December 31, 2020, the Company’s portfolio of investments held in the Trust Account is comprised entirely of investments in money market funds that invest in U.S. government securities. The Company uses NAV as a practical expedient to fair value for its investments in money market funds with published NAV.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of underwriting, legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering and that were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 32,903,867 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

Net Income (Loss) Per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods. The Company has not considered the effect of the warrants sold in the Initial Public Offering and the Private Placement to purchase an aggregate of 17,781,250 of the Company’s Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the gain on marketable securities, dividends, and interest held in the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in net income of $11,767 for the period from June 4, 2020 (inception) through December 31, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Related Party Loans

On June 12, 2020, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover for expenses related to the Initial Public Offering pursuant to a promissory note (the “Note”). This loan was non-interest bearing and payable upon the completion of the Initial Public Offering. The Company borrowed approximately $188,000 under the Note. The Company repaid the Note in full on September 3, 2020.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Note 6—Shareholders’ Equity

Class A Ordinary Shares—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 35,562,500 Class A ordinary shares issued and outstanding, including 32,903,867 Class A ordinary shares subject to possible redemption.

Class B Ordinary Shares—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

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

Preference Shares—The Company is authorized to issue 2,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO FINANCIAL STATEMENTS

If the Company calls the Public Warrants for redemption, management will have the option to require all holders that wish to exercise the Public Warrants to do so on a “cashless basis,” as described in the warrant agreement.

Additionally, in no event will the Company be required to net cash settle any Warrants. If the Company is unable to complete the Initial Business Combination within the Combination Period and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

Note 7—Subsequent Events

Management has evaluated subsequent events to determine if events or transactions occurring through March 23, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events that would require recognition or disclosure have been recognized or disclosed.