Form 10-K/A
period 2020-12-31
Burgundy Technology Acquisition Corp
filed 2021-06-04
CIK 1815526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No.1)
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
As of June 4, 2021, 35,562,500 Class A ordinary shares, par value $0.0001 per share (“Class A Ordinary Shares”), and 8,625,000 Class B ordinary shares, par value $0.0001 per share (“Class B Ordinary Shares”), were issued and outstanding, respectively.
DOCUMENTS INCORPORATED BY REFERENCE
None.

i

EXPLANATORY NOTE
On May 14, 2021, the Audit Committee of Burgundy Technology Acquisition Corporation (the “Company,” “we,” “our” or “us”), after discussion with the Company’s management, concluded that the Company’s audited financial statements as of December 31, 2020 and for the period from June 4, 2020 (inception) through December 31, 2020 as included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission (the “SEC”) on March 23, 2021 (the “Original 10-K”), its unaudited interim financial statements as of September 30, 2020 and for the period from June 4, 2020 (inception) through September, 2020 and for the three months ended September 30, 2020 as included in the Company’s Quarterly Report on Form 10-Q filed with the SEC on November 12, 2020 and certain items on its audited balance sheet as of August 31, 2020 included in the Company’s Current Report on Form 8-K filed with the SEC on September 4, 2020 and unaudited pro forma balance sheet as of August 31, 2020 included in the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2020, should no longer be relied upon based on the reclassification of warrants as described below. As a result, the Company is filing this Annual Report on Form 10-K/A (Amendment No. 1), or this Annual Report, to amend the Original 10-K, to restate our financial statements as of December 31, 2020 and for the period from June 4, 2020 (inception) through December 31, 2020, and as of and for the unaudited interim periods ended September 30, 2020 (the “Affected Periods”).
On April 12, the staff of the SEC issued a statement regarding accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled, “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). The SEC Staff Statement regarding the accounting and reporting considerations for warrants issued by SPACs focused on certain settlement terms and provisions related to certain tender offers following a business combination. The terms described in the SEC Staff Statement are common in SPACs and are similar to the terms contained in our public warrants and private placement warrants. As a result of that SEC Staff Statement, the Company’s management re-evaluated the accounting for our public warrants and placement warrants issued in connection with the Company’s initial public offering, and concluded that the public warrants and placement warrants should be treated as derivative liabilities pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 815-40, “Contracts in Entity’s Own Equity” (“ASC 815-40”), rather than as components of equity as the Company previously treated the warrants.
The Company’s accounting for the public warrants and placement warrants as components of equity instead of as derivative liabilities did not have any effect on the Company’s previously reported operating expenses, cash flows or cash or the Company’s trust account.
In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures as of December 31, 2020. As a result of that reassessment and in light of the SEC Staff Statement, our management determined that our disclosure controls and procedures as of December 31, 2020 were not effective solely as a result of its classification of the public warrants and placement warrants as components of equity instead of as derivative liabilities. For more information, see Item 9A included in this Annual Report.
The Company has not amended its previously filed Current Reports on Form 8-K or Quarterly Report on Form 10-Q for the periods affected by the restatement. The financial information previously filed or otherwise reported for these periods is superseded by the information in this Annual Report, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
The restatement is more fully described in Note 2 and Note 11 of the notes to the financial statements included herein.
For the convenience of the reader, this Annual Report on Form 10-K/A sets forth the Original 10-K in its entirety, as amended to reflect the restatement. No attempt has been made in this Form 10-K/A to update other disclosures presented in the Original Filing, except as required to reflect the effects of the restatement. The following items have been amended as a result of the restatement:
•
Part I — Item 1A. Risk Factors.

•
Part II — Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

•
Part II — Item 8. Financial Statements and Supplementary Data.

•
Part II — Item 9A. Controls and Procedures.

•
Part IV — Item 15. Exhibits, Financial Statement Schedules.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications by the Company’s principal executive officer and principal financial officer are filed as exhibits to this Annual Report.
Except as described above, this Annual Report does not amend, update or change any other items or disclosures contained in the Original 10-K, and accordingly, this Annual Report does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Forward-looking statements made in the Original 10-K have not been revised to reflect events, results or developments that occurred or facts that became known to us after the date of the Original 10-K, other than the restatement, and such forward-looking statements should be read in conjunction with our filings with the SEC, including those subsequent to the filing of the Original 10-K.
Unless otherwise stated in this annual report on Form 10-K/A, references to:
•
“we,” “us,” “company,” “Burgundy Technology” or “our company” are to Burgundy Technology Acquisition Corporation, a Cayman Islands exempted company;

•
“amended and restated memorandum and articles of association” are to our memorandum and articles of association;

•
“Companies Law” are to the Companies Law (2020 Revision) of the Cayman Islands as the same may be amended from time to time;

•
“founder shares” are to shares of our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, and our Class A ordinary shares issued upon the conversion thereof as provided herein;

•
“initial shareholders” are to the holders of our founder shares prior to our initial public offering;

•
“letter agreement” refers to the letter agreement, dated August 26, 2020, which is filed as an exhibit to this report; and

•
“management” or our “management team” are to our officers and directors;

•
“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares, collectively;

•
“placement shares” are to our Class A ordinary shares included within the private placement units being purchased by our sponsor in the private placement;

•
“public shareholders” are to the holders of our public shares;

•
“public shares” are to our Class A ordinary shares sold as part of the units in our initial public offering (whether they were purchased in our initial public offering or thereafter in the open market);

•
“placement warrants” are to the warrants included within the private placement units being purchased by our sponsor in the private placement;

•
“private placement units” are to the units being purchased by our sponsor in the private placement, each placement unit consisting of one placement share and one-half of one placement warrant;

•
“public warrants” are to the redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or in the open market);

•
“sponsor” is to Burgundy Technology Sponsor Limited, a Jersey private limited company; and

•
“warrants” are to our redeemable warrants, which include the public warrants as well as the placement warrants to the extent they are no longer held by the initial purchasers of the private placement units or their permitted transferees.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This report, including, without limitation, statements under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, or the Exchange Act. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:
•
our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results;

•
we have identified a material weakness in our financial control over financial reporting as of December 31, 2020, which may lead to risks;

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

Item 1A.
Risk Factors

Summary of Risk Factors
An investment in our securities involves a high degree of risk. Below is a summary of the principal risk factors that make an investment in our securities speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this summary of risk factors, and other risks that we face, can be founded below in “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K/A. Our principal risks and uncertainties include, but are not limited to, the following risks, uncertainties and other factors:
•
our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results;

•
we have identified a material weakness in our financial control over financial reporting as of December 31, 2020, which may lead to risks;

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

•
the ability of our officers and directors to generate a number of potential business combination opportunities; and

•
our public securities’ potential liquidity and trading.

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
Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”). As a result of the SEC Staff Statement, we revaluated the accounting treatment of our 17,250,000 public warrants and 531,250 placement warrants, and determined to classify the warrants as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.
As a result, included on our balance sheet as of December 31, 2020 contained elsewhere in this Annual Report are derivative liabilities related to embedded features contained within our warrants. Accounting

Standards Codification 815, Derivatives and Hedging (“ASC 815”), provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash gain or loss related to the change in the fair value being recognized in earnings in the statement of operations.
As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly, including based on factors which are outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material.
We have identified a material weakness in our internal control over financial reporting as of December 31, 2020. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Following this issuance of the SEC Staff Statement, after consultation with our independent registered public accounting firm, our management and our audit committee concluded that, in light of the SEC Staff Statement, it was appropriate to restate our previously issued financial statements for the Affected Periods. See “— Our warrants are accounted for as liabilities and the changes in value of our warrants could have a material effect on our financial results.” As part of such process, we identified a material weakness in our internal controls over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering in August 2020.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis. Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly and there is no assurance that these initiatives will ultimately have the intended effects. If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, and investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
As a result of the restatement and material weakness in our internal control over financial reporting described above, the change in accounting for the warrants and other matters raised or that may in the future be raised by the SEC, we face potential for litigation, inquiries from the SEC and other regulatory bodies, other disputes or proceedings which may include, among others, monetary judgments, penalties or other sanctions, claims invoking the federal and state securities laws and contractual claims. As of the date of this Annual Report, we have no knowledge of any such litigation, inquiries, dispute or proceedings. However, we can provide no assurance that such litigation, inquiries, disputes or proceedings will not arise in the future. Any such litigation, inquiries, disputes or proceedings, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete our initial business combination.
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
We may not hold a shareholder vote to approve our initial business combination unless the business combination would require shareholder approval under applicable Cayman Islands law or the rules of Nasdaq or if we decide to hold a shareholder vote for business or other reasons. Examples of transactions that would not ordinarily require shareholder approval include asset acquisitions and share purchases, while transactions such as direct mergers with our company or transactions where we issue more than 20% of our outstanding shares would require shareholder approval. For instance, the Nasdaq rules currently allow us to engage in a tender offer in lieu of a shareholder meeting but would still require us to obtain shareholder approval if we were seeking to issue more than 20% of our outstanding shares to a target business as consideration in any business combination. Therefore, if we were structuring a business combination that required us to issue more than 20% of our outstanding shares, we would seek shareholder approval of such business combination. Except as required by law or Nasdaq rules, the decision as to whether we will seek shareholder approval of a proposed business combination or will allow shareholders to sell their shares to us in a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors, such as the timing of the transaction and whether the terms of the transaction would otherwise require us to seek shareholder approval. Accordingly, we may consummate our initial business combination even if holders of a majority of the issued and outstanding ordinary shares do not approve of the business combination we consummate. Please see the section entitled “Business — Effecting Our Initial Business Combination—Shareholders may not have the ability to approve our initial business combination” for additional information.
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
If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:
•
a limited availability of market quotations for our securities;

•
reduced liquidity for our securities;

•
a determination that our Class A ordinary shares is a “penny stock” which will require brokers trading in our Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•
a limited amount of news and analyst coverage; and

•
a decreased ability to issue additional securities or obtain additional financing in the future.

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
If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including:
•
restrictions on the nature of our investments; and

•
restrictions on the issuance of securities;

•
each of which may make it difficult for us to complete our initial business combination.

In addition, we may have imposed upon us burdensome requirements, including:
•
registration as an investment company;

•
adoption of a specific form of corporate structure; and

•
reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

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
•
may significantly dilute the equity interest of investors;

•
may subordinate the rights of holders of ordinary shares if preference shares are issued with rights senior to those afforded our ordinary shares;

•
could cause a change in control if a substantial number of ordinary shares are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•
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
•
any gain recognized by the U.S. Holder on the sale or other disposition of its ordinary shares or warrants; and

•
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
•
the U.S. Holder’s gain or excess distribution will be allocated ratably over the U.S. Holder’s holding period for the ordinary shares and warrants (as applicable);

•
the amount allocated to the U.S. Holder’s taxable year in which the U.S. Holder recognized the gain or received the excess distribution, or to the period in the U.S. Holder’s holding period before the first day of our first taxable year in which we are a PFIC, will be taxed as ordinary income;

•
the amount allocated to other taxable years (or portions thereof) of the U.S. Holder and included in its holding period will be taxed at the highest tax rate in effect for that year and applicable to the U.S. Holder; and, in addition,

•
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
•
default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

•
acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•
our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•
our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•
our inability to pay dividends on our ordinary shares;

•
using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our ordinary shares if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•
limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•
increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•
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
•
solely dependent upon the performance of a single business, property or asset; or

•
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
If we effect our initial business combination with a company with operations or opportunities outside of the United States, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:
•
costs and difficulties inherent in managing cross-border business operations;

•
rules and regulations regarding currency redemption;

•
complex corporate withholding taxes on individuals;

•
laws governing the manner in which future business combinations may be effected;

•
tariffs and trade barriers;

•
regulations related to customs and import/export matters;

•
longer payment cycles;

•
tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•
currency fluctuations and exchange controls;

•
rates of inflation;

•
challenges in collecting accounts receivable;

•
cultural and language differences;

•
employment regulations;

•
crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•
deterioration of political relations with the United States.

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
Our plans to consummate our initial business combination may not be successful. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained in this report on Form 10-K/A do not include any adjustments that might result from our inability to continue as a going concern.
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
In this Amendment No. 1 to the Annual Report on Form 10-K of the Company for the period ended December 31, 2020, we are restating our audited financial statements as of December 31, 2020, and for the period from June 4, 2020 (inception) to December 31, 2020 and our unaudited interim financial statements as of September 30, 2020, and for the three months ended and for the period from June 4, 2020 (inception) through September 30, 2020.

On April 12, 2021, the SEC Staff issued the SEC Staff Statement. In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance on August 31, 2020, our warrants were accounted for as equity within our balance sheet, and after discussion and evaluation, including with our independent registered public accounting firm and our audit committee, and taking into consideration the SEC Staff Statement, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.
As a result of the foregoing, on May 14, 2021, the Audit Committee of the Company, in consultation with its management, concluded that its previously issued financial statements for the periods beginning with the period from June 4, 2020 (inception) through December 31, 2020, and our unaudited interim financial statements as of, and for the quarterly periods ended, September 30, 2020 should be restated because of a misapplication in the guidance around accounting for the Warrants and should no longer be relied upon.
Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreements and the Company’s application of ASC 815-40 to the warrant agreements. We reassessed our accounting for Warrants issued on August 31, 2020, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.
Our accounting for the Warrants as components of equity instead of as derivative liabilities did not have any effect on our previously reported revenue, operating expenses, operating income, cash flows or cash.
In connection with the restatement, our management reassessed the effectiveness of our disclosure controls and procedures for the periods affected by the restatement. As a result of that reassessment, we determined that our disclosure controls and procedures for such periods were not effective with respect to the classification of the Company’s warrants as components of equity instead of as derivative liabilities. For more information, see “Part II, Item 9A. Controls and Procedures” included in this Annual Report on Form 10-K.
We have not amended our previously filed Quarterly Report on Form 10-Q or Current Reports on Form 8-K for the period affected by the restatement. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.
The restatement is more fully described in Note 2 of the notes to the financial statements included herein.
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
In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the mandatory liquidation on February 28, 2022 and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 28, 2022.

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
For the period from June 4, 2020 (inception) through December 31, 2020, we had a net loss of approximately $15.9 million which consisted of approximately $14.6 million loss from changes in fair value of derivative warrant liabilities, financing costs of approximately $1.0 million, approximately $348,000 in general and administrative expenses, which was partially offset by a approximately $12,000 gain on marketable securities, dividends and interest held in trust account.
As a result of the restatement described in Note 2 of the notes to the financial statements included herein, we classify the warrants issued in connection with our Initial Public Offering and Private Placement as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. For the periods from June 4, 2020 (inception) through September 30, 2020 and from June 4, 2020 (inception) through December 31, 2020, the change in fair value of warrants was an increase of $0.5 million and an increase of $14.6 million, respectively.
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
Class A Ordinary Shares Subject to Possible Redemption
Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 29,512,635 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
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
Derivative Warrant Liabilities
We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
We issued 17,250,000 warrants to purchase Class A ordinary shares to investors related to our Initial Public Offering and issued 531,250 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations. The fair value of Public Warrants was calculated using a Monte Carlo model. Subsequent to the when the warrants began separately trading, the fair value measurements were determined based on their trading price. The fair value of Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
Item 8.
Financial Statements and Supplementary Data

The information required by this Item is set forth in the financial statements and notes thereto beginning at page F-1 of this Annual Report on Form 10-K/A.
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.
Item 9A.
Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report, as the circumstances that led to the restatement of our financial statements described in this Annual Report had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering, as described in Note 2 to the Notes to Financial Statements entitled “Restatement of Previously Issued Financial Statements.” In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Annual Report present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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

Restatement of Previously Issued Financial Statements
On May 14, 2021, we revised our prior position on accounting for warrants and restated our financial statements to reclassify the Company’s public warrants and placement warrants as described in the Explanatory Note to this Annual Report. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Annual Report had not yet been identified. In light of the restatement of the financial statements included in this Annual Report, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
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
•
each person known by us to be the beneficial owner of more than 5% of our outstanding ordinary shares;

•
each of our executive officers and directors that beneficially owns our ordinary shares; and

•
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
	Class A Ordinary Shares		Class B Ordinary Shares		Approximate Percentage of Outstanding Ordinary Shares
Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
Burgundy Technology Sponsor Limited (our sponsor)(1)(2)	1,062,500	2.99%	8,625,000	100%	21.92%
Leo Apotheker(1)(2)	1,062,500	2.99%	8,625,000	100%	21.92%
Jim Mackey(1)(2)	1,062,500	2.99%	8,625,000	100%	21.92%
All officers and directors as a group (six individuals)	1,062,500	2.99%	8,625,000	100%	21.92%
Other 5% Shareholders
Castle Creek Arbitrage, LLC(3)	2,780,000	7.82%	—	—	6.29%
Magnetar Financial LLC(4)	2,417,952	6.80%	—	—	5.47%
Linden Advisors LP(5)	2,000,000	5.62%	—	—	4.53%
Citadel Advisors LLC(6)	1,800,000	5.06%	—	—	4.07%

(1)
The business address of each of our sponsor and Messrs. Apotheker and Mackey is PO Box 1093, Boundary Hall, Cricket Square, Grand Cayman, KY1-1102, Cayman Islands.

(2)
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
(3)
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

(4)
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

(5)
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

(6)
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
(a) The following documents are filed as part of this Annual Report:
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

EXHIBIT INDEX
Exhibit No.	Description
1.1	Underwriting Agreement, dated August 26, 2020, by and among the Company, Mizuho Securities USA LLC, as representatives of the several underwriters(1)
3.1	Amended and Restated Memorandum and Articles of Association of the Company(1)
4.1	Specimen Unit Certificate.(2)
4.2	Specimen Class A Ordinary Share Certificate.(2)
4.3	Specimen Warrant Certificate.(2)
4.4	Warrant Agreement, dated August 26, 2020, between the Company and Continental Stock Transfer & Trust Company(1)
4.5	Description of Securities of the Registrant.++
10.1	Letter Agreement, dated August 26, 2020, among the Company, Burgundy Technology Sponsor Limited and the officers and directors of the Company(1)
10.2	Investment Management Trust Agreement, dated August 26, 2020, between the Company and Continental Stock Transfer & Trust Company(1)
10.3	Registration Rights Agreement, dated August 26, 2020, among the Company, Burgundy Technology Sponsor Limited and the holders party thereto(1)
10.4	Private Placement Units Purchase Agreement, dated August 26, 2020, between the Company and Burgundy Technology Sponsor Limited(1)
10.5	Securities Subscription Agreement, dated June 12, 2020, between the Registrant and Burgundy Technology Sponsor Limited.(3)
10.6	Form of Indemnity Agreement.(2)
10.7	Promissory Note, dated as of June 12, 2020 issued to Burgundy Technology Sponsor Limited.(3)
14.1	Form of Code of Ethics.(2)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350**
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Calculation Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Definition Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*

*
Filed herewith

**
Furnished herewith

++
Previously filed

(1)
Incorporated by reference to the Company’s Form 8-K, filed with the SEC on September 1, 2020.

(2)
Incorporated by reference to the Company’s Form S-1/A, filed with the SEC on August 12, 2020.

(3)
Incorporated by reference to the Company’s Form S-1, filed with the SEC on July 31, 2020.

Item 16.   Form 10-K/A Summary
Not applicable.

SIGNATURES
Pursuant to the requirements of Section13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
June 4, 2021	Burgundy Technology Acquisition Corporation
	By:	/s/ Leo Apotheker
	Name:	Leo Apotheker
	Title:	Chief Executive Officer (Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Name	Position	Date
/s/ Leo Apotheker Leo Apotheker	Chief Executive Officer and Director (Principal Executive Officer)	June 4, 2021

/s/ James Scott Mackey James Scott Mackey	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	June 4, 2021

/s/ Franck Cohen Franck Cohen	Director	June 4, 2021

/s/ Hervé Couturier Hervé Couturier	Director	June 4, 2021

/s/ Raj Dani Raj Dani	Director	June 4, 2021

/s/ Melissa Di Donato Roos Melissa Di Donato Roos	Director	June 4, 2021

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
Restatement of Financial Statements
As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Staff Statement”) on April 12, 2021, which discusses the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments. Management evaluated its warrants against the SEC Staff Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 financial statements have been restated to correct the accounting and related disclosure for the warrants.
Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to complete a business combination by February 28, 2022 then the Company will cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
New York, New York
June 4, 2021

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
BALANCE SHEET
(As Restated)
DECEMBER 31, 2020
Assets
Current assets:
Cash	$974,815
Prepaid expenses	136,636
Total current assets	1,111,451
Investments held in Trust Account	346,736,767
Total assets	$347,848,218
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,352
Accrued expenses	80,000
Total current liabilities	89,352
Derivative warrant liabilities	34,081,880
Deferred underwriting commissions	12,075,000
Total liabilities	46,246,232
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 29,512,635 shares subject to possible redemption at $10.05 per share	296,601,983
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 6,049,865 shares issued and outstanding (excluding 29,512,635 shares subject to possible redemption)	605
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding	863
Additional paid-in capital	20,885,583
Accumulated deficit	(15,887,048)
Total shareholders’ equity	5,000,003
Total Liabilities and Shareholders’ Equity	$347,848,218
The accompanying notes are an integral part of these financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
STATEMENT OF OPERATIONS
(As Restated)
FOR THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
Operating expenses:
General and administrative expenses	$348,055
Loss from operations	(348,055)
Other income (loss):
Change in fair value of derivative warrant liabilities	(14,591,250)
Financing costs - derivative warrant liabilities	(959,510)
Investment income from the Trust Account	11,767
Total other income (loss)	(15,538,993)
Net loss	$(15,887,048)
Weighted average Class A ordinary shares outstanding, basic and diluted	34,881,967
Basic and diluted net income per ordinary share, Class A	$0.00
Weighted average Class B ordinary shares outstanding, basic and diluted	8,079,208
Basic and diluted net loss per ordinary share, Class B	$(1.97)
The accompanying notes are an integral part of these financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
(As Restated)
FOR THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
	Preference shares		Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
			Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – June 4, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to sponsor	—	—	—	—	8,625,000	863	24,137	—	25,000
Sale of units in initial public offering, less fair value of public warrants	—	—	34,500,000	3,450	—	—	326,366,550	—	326,370,000
Offering costs	—	—	—	—	—	—	(18,670,336)	—	(18,670,336)
Sale of private placement units, less fair value of private placement warrants	—	—	1,062,500	106	—	—	9,764,264	—	9,764,370
Class A ordinary shares subject to possible redemption	—	—	(29,512,635)	(2,951)	—	—	(296,599,032)	—	(296,601,983)
Net loss	—	—	—	—	—	—	—	(15,887,048)	(15,887,048)
Balance – December 31, 2020	—	$—	6,049,865	$605	8,625,000	$863	$20,885,583	$(15,887,048)	$5,000,003
The accompanying notes are an integral part of these financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
STATEMENT OF CASH FLOWS
(As Restated)
FOR THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020
Cash Flows from Operating Activities:
Net loss	$(15,887,048)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in the fair value of derivative warrant liabilities	14,591,250
Financing costs - derivative warrant liabilities	959,510
Investment income from the Trust Account	(11,767)
General and administrative expenses paid by sponsor in exchange for issuance of Class B ordinary shares	19,800
General and administrative expenses paid by sponsor under promissory note	11,055
Changes in operating assets and liabilities:
Prepaid expenses	(136,636)
Accounts payable	9,352
Accrued expenses	5,000
Net cash used in operating activities	(439,484)
Cash Flows from Investing Activities:
Cash deposited in Trust Account	(346,725,000)
Net cash used in investing activities	(346,725,000)
Cash Flows from Financing Activities:
Proceeds from note payable to related party	92,208
Repayment of note payable to related party	(188,213)
Proceeds received from initial public offering, gross	345,000,000
Proceeds received from private placement	10,625,000
Offering costs paid	(7,389,696)
Net cash provided by financing activities	348,139,299
Net change in cash	974,815
Cash – beginning of the period	—
Cash – end of the period	$974,815
Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by sponsor in exchange for issuance of Class B ordinary shares	$5,200
Offering costs included in accrued expenses	$75,000
Offering costs funded with note payable	$84,950
Deferred underwriting commissions	$12,075,000
Initial value of Class A ordinary shares subject to possible redemption	$311,496,273
Change in initial value of Class A ordinary shares subject to possible redemption	$(14,894,291)
The accompanying notes are an integral part of these financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 1 — Description of Organization, Business Operations and Basis of Presentation
Burgundy Technology Acquisition Corporation (the “Company”) was incorporated as a Cayman Islands exempted company on June 4, 2020. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). The Company is an emerging growth company and, as such, the Company is subject to all of the risks associated with emerging growth companies.
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
The Company’s sponsor is Burgundy Technology Sponsor Limited, a Jersey private limited company (the “sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on August 26, 2020. On August 31, 2020, the Company consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million. The underwriters exercised the over-allotment option in full and on September 18, 2020 purchased an additional 4,500,000 units (the “Over-Allotment Units”), generating additional gross proceeds of $45.0 million (the “Over-Allotment”). The Company incurred offering costs of approximately $19.6 million, including approximately $12.1 million in deferred underwriting fees (Note 6).
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 950,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $9.5 million. The Company consummated a second closing (the “Second Closing”) of the Private Placement simultaneously with the closing of the Over-Allotment on September 18, 2020 for an additional 112,500 Private Placement Units to the sponsor, generating gross proceeds to the Company of approximately $1.1 million (Note 5).
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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
target sufficient for it not to be required to register as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”).
The Company will provide the holders of its Public Shares (the “Public Shareholders”), with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company will adopt an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination.
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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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
The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares and Private Placement Shares held by them if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution (including Trust Account assets) will be only $10.05 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.05 per Public Share and (ii) the actual amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account if less than $10.05 per Public Share due to reductions in the value of the trust assets. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (excluding the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Basis of Presentation
The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company has no subsidiaries.
As described in Note 2 — Restatement of Previously Issued Financial Statements and Note 11 — Quarterly Financial Information (unaudited), the Company’s financial statements as of December 31, 2020 and for the period from June 4, 2020 (inception) through December 31, 2020, and as of and for the unaudited interim periods ended September 30, 2020 (collectively, the “Affected Periods”), are restated in this Annual Report on Form 10‑K/A (Amendment No. 1) (this “Annual Report”) to correct the misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited and unaudited condensed financial statements for such periods. The restated financial statements are indicated as “Restated” in the audited and unaudited condensed financial statements and accompanying notes, as applicable. See Note 2 — Restatement of Previously Issued Financial Statements for further discussion.
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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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
Going Concern
As of December 31, 2020, the Company had approximately $975,000 in its operating bank account and working capital of approximately $1 million. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the sponsor to cover certain expenses on the Company’s behalf in exchange for the issuance of the Founder Shares to the sponsor (see Note 5), a loan of approximately $188,000 pursuant to a promissory note issued to the sponsor and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the promissory note on September 3, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). To date, there were no amounts outstanding under any Working Capital Loan. The Company’s management plans to continue its efforts to complete a business combination within 18 months of the closing of the initial public offering, or February 28, 2022. The Company believes that the funds currently available to it outside of the trust account will be sufficient to allow it to operate until February 28, 2022; however, there can be no assurances that its estimate is accurate.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by February 28, 2022 then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 28, 2022.
Note 2 — Restatement Of Previously Issued Financial Statements
In May 2021, the Audit Committee of the Company, in consultation with management, concluded that, because of a misapplication of the accounting guidance related to its public and private placement warrants to purchase Class A ordinary shares that the Company issued in August 2020 (the “Warrants”), the Company’s previously issued financial statements for the Affected Periods should no longer be relied upon. As such, the Company is restating its financial statements for the Affected Periods included in this Annual Report.
On April 12, 2021, the staff of the Securities and Exchange Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since issuance in August 2020, the Company’s warrants were accounted for as equity within the Company’s previously reported balance sheets. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants should be presented as liabilities with subsequent fair value remeasurement.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Historically, the Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the Warrants, based on our application of FASB ASC Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40”). The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and the Company’s application of ASC 815-40 to the warrant agreement. The Company reassessed its accounting for Warrants issued on August 31, 2020, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in the Company’s statement of operations each reporting period.
Impact of the Restatement
The impact of the restatement on the balance sheets, statements of operations and statements of cash flows for the Affected Periods is presented below. The restatement had no impact on net cash flows from operating, investing or financing activities.
	As of December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Balance Sheet
Total assets	$347,848,218	$—	$347,848,218
Liabilities and shareholders’ equity
Total current liabilities	$89,352	$—	$89,352
Deferred underwriting commissions	12,075,000	—	12,075,000
Derivative warrant liabilities	—	34,081,880	34,081,880
Total liabilities	12,164,352	34,081,880	46,246,232
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption shareholders’ equity	330,683,863	(34,081,880)	296,601,983
Preference shares – $0.0001 par value	—	—	—
Class A ordinary shares – $0.0001 par value	266	339	605
Class B ordinary shares – $0.0001 par value	863	—	863
Additional paid-in-capital	5,335,162	15,550,421	20,885,583
Accumulated deficit	(336,288)	(15,550,760)	(15,887,048)
Total shareholders’ equity	5,000,003	—	5,000,003
Total liabilities and shareholders’ equity	$347,848,218	$—	$347,848,218
	Period From June 4, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Operations
Loss from operations	$(348,055)	$—	$(348,055)
Other (expense) income:
Change in fair value of derivative warrant liabilities	—	(14,591,250)	(14,591,250)
Financing cost – derivative warrant liabilities	—	(959,510)	(959,510)

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
	Period From June 4, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Net gain from investments held in Trust Account	11,767	—	11,767
Total other (expense) income	11,767	(15,550,760)	(15,538,993)
Net loss	$(336,288)	$(15,550,760)	$(15,887,048)
Basic and Diluted weighted-average Class A ordinary shares outstanding	34,881,967	—	34,881,967
Basic and Diluted net loss per Class A share	$0.00	$—	$0.00
Basic and Diluted weighted-average Class B ordinary shares outstanding	8,079,208	—	8,079,208
Basic and Diluted net loss per Class B share	$(0.04)	$(1.92)	$(1.97)
	Period From June 4, 2020 (Inception) Through December 31, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Statement of Cash Flows
Net loss	$(336,288)	$(15,550,760)	$(15,887,048)
Change in fair value of derivative warrant liabilities	$—	$14,591,250	$14,591,250
Financing Costs – derivative warrant liabilities	$—	$959,510	$959,510
Initial value of Class A ordinary shares subject to possible redemption	$330,986,901	$(19,490,628)	$311,496,273
Change in fair value of Class A ordinary shares subject to possible redemption	$(303,038)	$(14,591,253)	$(14,894,291)
In addition, the impact to the balance sheet dated August 31, 2020, filed on Form 8-K on September 4, 2020, related to the impact of accounting for the public and private warrants as liabilities at fair value resulted in an $17.0 million increase to the derivative warrant liabilities line item at August 31, 2020 and offsetting decrease to the Class A ordinary shares subject to possible redemption mezzanine equity line item, as well as an increase in additional paid-in capital and decrease in the accumulated deficit of $1.0 million. There is no change to total shareholders’ equity at the reported balance sheet date.
Note 3 — Summary of Significant Accounting Policies
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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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
The fair value of Public Warrants was calculated using Monte Carlo model. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. The fair value of the Public Warrants have been measured by the trading price of the warrants which began to separately trade in October 2020.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of underwriting, legal, accounting, underwriting commissions and other costs incurred that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the statement of operations. Offering costs associated with the Public Shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $1.0 million is included in financing cost — derivative warrant liabilities in the statement of operations and $18.7 million is included in shareholders’ equity. The Company will keep deferred underwriting commissions classified as a long term liability due to the uncertain nature of the closing of the business combination and its encumbrance to the trust account.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at December 31, 2020, 29,512,635 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.
Derivative Warrant liabilities
The Company does not use derivative instruments to hedge its exposures to cash flow, market or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
The Company issued 17,250,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 531,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of Public Warrants, was calculated using a Monte Carlo model. Subsequent to the when the warrants began separately trading, the fair value measurements were determined based on their trading price. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Derivative warrant liabilities are

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
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
The Company’s statement of operations includes a presentation of income (loss) per share for ordinary shares subject to redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted for Class A ordinary shares is calculated by dividing the investment income from the Trust Account, net of applicable taxes available to be withdrawn from the Trust Account, resulting in net income of $11,767 for the period from June 4, 2020 (inception) through December 31, 2020, by the weighted average number of Class A ordinary shares outstanding for the period. Net loss per ordinary share, basic and diluted for Class B ordinary shares is calculated by dividing the net loss, less income attributable to Class A ordinary shares by the weighted average number of Class B ordinary shares outstanding for the period.
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
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt -- Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging -- Contracts in Entity's Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting pronouncement if currently adopted would have a material effect on the Company’s financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
Note 4 — Initial Public Offering
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
Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant (each, a “Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).
Note 5 — Related Party Transactions
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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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
Note 6 — Commitments and Contingencies
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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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
Note 7 — Derivative Warrant Liabilities
As of December 31, 2020, the Company had 17,250,000 and 531,250 Public Warrants and Private Warrants outstanding, respectively.
Public Warrants may only be exercised for a whole number of shares. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering. The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use its best efforts to file, and within 60 business days following the initial Business Combination to have declared effective, a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants, and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed. No warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to such Class A ordinary shares. Notwithstanding the foregoing, if a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective within a specified period following the consummation of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to the exemption provided by Section 3(a)(9) of the Securities Act of 1933, as amended, or the Securities Act, provided that such exemption is available. If that exemption, or another exemption, is not available, holders will not be able to exercise their warrants on a cashless basis.
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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
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
Note 8 — Shareholders’ Equity
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 35,562,500 Class A ordinary shares issued and outstanding, including 29,512,635 Class A ordinary shares subject to possible redemption.
Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.
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
Preference Shares — The Company is authorized to issue 2,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2020, there were no preference shares issued or outstanding.
Note 9 — Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2020 by level within the fair value hierarchy:
December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets
Investments held in Trust Account	$346,736,767	$—	$—
Liabilities
Derivative warrant liabilities -Public Warrants	$32,775,000	$—	$—
Derivative warrant liabilities -Private Warrants	$—	$—	$1,306,880
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants was transferred from a Level 3 measurement on October 1, 2020, due to the separate listing and trading of the Public Warrants as of October 8, 2020.
The fair value of Public Warrants was initially calculated using a Monte-Carlo simulation calibrated to the traded price of the Public Warrants and considering the cash redemption option (applicable when Class A ordinary share price exceeds $18 for 20 out of 30 trading days). The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature.
The fair value of Public Warrants issued in connection with the Initial Public Offering have been measured based on the listed market price of such warrants, a Level 1 measurement, since October 5, 2020. For the period ended December 31, 2020, the Company recognized a charge to the statement of operations resulting from an increase in the fair value of liabilities of approximately $14.6 million presented as change in fair value of derivative warrant liabilities on the accompanying statement of operations.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
The estimated fair value of the Private Placement Warrants, and the Public Warrants prior to being separately listed and traded, is determined using Level 3 inputs. Inherent in a Monte Carlo simulation and Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement:
	Initial Value (as of August 31, 2020)	December 31, 2020
Volatility	20 – 26%	23 – 29%
Share price	$9.41	$10.41
Risk-free rate	0.33%	0.43%
Dividend yield	0.0%	0.0%
The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period from June 4, 2020 (inception) through December 31, 2020 is summarized as follows:
Warrant liabilities at June 4, 2020 (inception)	$—
Issuance of Public and Private Warrants – Level 3	19,490,630
Transfer of Public Warrants to Level 1	(19,147,500)
Change in fair value of warrant liabilities – Level 3	963,750
Warrant liabilities – Level 3, December 31, 2020	$1,306,880
Note 10 — Subsequent Events
Management has evaluated subsequent events to determine if events or transactions occurring through June  4, 2021, the date the financial statements were issued, require potential adjustment to or disclosure in the financial statements and has concluded that all such events, including the restatement Notes 2 and 11, that would require recognition or disclosure have been recognized or disclosed.
Note 11 — Quarterly Financial Information (Unaudited)
The following tables contain unaudited quarterly financial information for the quarterly period ended September 30, 2020 that has been updated to reflect the restatement and revision of the Company’s financial statements as described in Note 2 — Restatement of Previously Issued Financial Statements. The restatement and revision had no impact to net cash flows from operating, investing or financing activities. The Company has not amended its previously filed Quarterly Report on Form 10-Q for the Affected Period. The financial information that has been previously filed or otherwise reported for the Affected Period is

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
superseded by the information in this Annual Report, and the financial statements and related financial information for the Affected Period contained in such previously filed report should no longer be relied upon.
	As of September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Balance Sheet
Total assets	$348,505,871	$—	$348,505,871
Liabilities and shareholders’ equity
Total current liabilities	$554,296	$—	$554,296
Deferred underwriting commissions	12,075,000	—	12,075,000
Derivative warrant liabilities	—	20,024,060	20,024,060
Total liabilities	12,629,296	20,024,060	32,653,356
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	330,876,572	(20,024,060)	310,852,512
shareholders’ equity
Preference shares – $0.0001 par value	—	—	—
Class A ordinary shares – $0.0001 par value	264	199	463
Class B ordinary shares – $0.0001 par value	863	—	863
Additional paid-in-capital	5,142,455	1,492,741	6,635,196
Accumulated deficit	(143,579)	(1,492,940)	(1,636,519)
Total shareholders’ equity	5,000,003	—	5,000,003
Total liabilities and shareholders’ equity	$348,505,871	$—	$348,505,871
	Period From June 4, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Operations
Loss from operations	$(148,400)	$—	$(148,400)
Other (expense) income:
Change in fair value of warrant liabilities	—	(533,430)	(533,430)
Financing cost – derivative warrant liabilities	—	(959,510)	(959,510)
Net gain from investments held in Trust Account	4,821	—	4,821
Total other (expense) income	4,821	(1,492,940)	(1,488,119)
Net loss	$(143,579)	$(1,492,940)	$(1,636,519)
Basic and Diluted weighted-average Class A ordinary shares outstanding	32,884,274		32,884,274
Basic and Diluted net loss per Class A share	$—		$—
Basic and Diluted weighted-average Class B ordinary shares outstanding	8,625,000		8,625,000
Basic and Diluted net loss per Class B share	$(0.02)	$(1.80)	$(1.82)

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO FINANCIAL STATEMENTS
	Period From June 4, 2020 (Inception) Through September 30, 2020
	As Previously Reported	Restatement Adjustment	As Restated
Unaudited Condensed Statement of Cash Flows
Net loss	$(143,579)	$(1,492,940)	$(1,636,519)
Change in fair value of derivative warrant liabilities	$—	$533,430	$533,430
Financing Costs – derivative warrant liabilities	$—	$959,510	$959,510
Initial value of Class A ordinary shares subject to possible redemption	$330,986,901	$(19,490,628)	$311,496,273
Change in fair value of Class A ordinary shares subject to possible redemption	$(110,329)	$(533,434)	$(643,763)