Form 10-Q
period 2021-03-31
Burgundy Technology Acquisition Corp
filed 2021-06-09
CIK 1815526

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)
☒
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021
OR
☐
TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to
Commission File Number: 001-39474
Burgundy Technology Acquisition Corporation
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐ No ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐
As of June 8, 2021, 35,562,500 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2021

PART I — FINANCIAL INFORMATION
Item 1.   Financial Statements.
BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
CONDENSED BALANCE SHEETS
	March 31, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$830,240	$974,815
Prepaid expenses	137,617	136,636
Total current assets	967,857	1,111,451
Investments held in Trust Account	346,741,889	346,736,767
Total assets	$347,709,746	$347,848,218
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,734	$9,352
Accrued expenses	135,000	80,000
Total current liabilities	152,734	89,352
Derivative warrant liabilities	19,392,500	34,081,880
Deferred underwriting commissions	12,075,000	12,075,000
Total liabilities	31,620,234	46,246,232
Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 30,954,180 and 29,512,635 shares subject to possible redemption at $10.05 per share as of March 31, 2021 and December 31, 2020, respectively	311,089,509	296,601,983
Shareholders’ Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,608,320 and 6,049,865 shares issued and outstanding (excluding 30,954,180 and 29,512,635 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	461	605
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of March 31, 2021 and December 31, 2020	863	863
Additional paid-in capital	6,398,201	20,885,583
Accumulated deficit	(1,399,522)	(15,887,048)
Total shareholders’ equity	5,000,003	5,000,003
Total Liabilities and Shareholders’ Equity	$347,709,746	$347,848,218
The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
Operating expenses:
General and administrative expenses	$206,976
Loss from operations	(206,976)
Other income:
Change in fair value of derivative warrant liabilities	14,689,380
Investment income from the Trust Account	5,122
Total other income	14,694,502
Net income	$14,487,526
Weighted average Class A ordinary shares outstanding, basic and diluted	35,562,500
Basic and diluted net income per ordinary share, Class A	$0.00
Weighted average Class B ordinary shares outstanding, basic and diluted	8,625,000
Basic and diluted net income per ordinary share, Class B	$1.68
The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2021
			Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Preference shares		Class A		Class B
	Shares	Amount	Shares	Amount	Shares	Amount
Balance – December 31, 2020	—	$—	6,049,865	$605	8,625,000	$863	$20,885,583	$(15,887,048)	$5,000,003
Class A ordinary shares subject to possible redemption	—	—	(1,441,545)	(144.00)	—	—	(14,487,382)	—	(14,487,526)
Net income	—	—	—	—	—	—	—	14,487,526	14,487,526
Balance – March 31, 2021	—	$—	4,608,320	$461	8,625,000	$863	$6,398,201	$(1,399,522)	$5,000,003
The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
Cash Flows from Operating Activities:
Net income	$14,487,526
Adjustments to reconcile net income to net cash used in operating activities:
Change in the fair value of derivative warrant liabilities	(14,689,380)
Investment income from the Trust Account	(5,122)
Changes in operating assets and liabilities:
Prepaid expenses	(981)
Accounts payable	8,382
Accrued expenses	55,000
Net cash used in operating activities	(144,575)
Net change in cash	(144,575)
Cash – beginning of the period	974,815
Cash – end of the period	$830,240
Supplemental disclosure of noncash investing and financing activities:
Change in initial value of Class A ordinary shares subject to possible redemption	$14,487,526
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
As of March 31, 2021, the Company had not commenced any operations. All activity for the period from June 4, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).
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
Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, approximately $346.7 million ($10.05 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of funds held in the Trust Account as described below.
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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The Company will provide the holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be at $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. The Company has adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination.
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
Basis of Presentation
The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on June 4, 2021.
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
This may make comparison of the Company’s unaudited condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Risk and Uncertainties
On January 30, 2020, the World Health Organization (“WHO”) announced a global health emergency because of a new strain of coronavirus (the “COVID-19 outbreak”). In March 2020, the WHO classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve. The impact of the COVID-19 outbreak on the Company’s results of operations, financial position and cash flows will depend on future developments, including the duration and spread of the outbreak and related advisories and restrictions. These developments and the impact of the COVID-19 outbreak on the financial markets and the overall economy are highly uncertain and cannot be predicted. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results of operations, financial position and cash flows may be materially adversely affected. Additionally, the Company’s ability to complete an Initial Business Combination may be materially adversely affected due to significant governmental measures being implemented to contain the COVID-19 outbreak or treat its impact, including travel restrictions, the shutdown of businesses and quarantines, among others, which may limit the Company’s ability to have meetings with potential investors or affect the ability of a potential target company’s personnel, vendors and service providers to negotiate and consummate an Initial Business Combination in a timely manner. The Company’s ability to consummate an Initial Business Combination may also be dependent on the ability to raise additional equity and debt financing, which may be

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
impacted by the COVID-19 outbreak and the resulting market downturn. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Going Concern
As of March 31, 2021, the Company had approximately $830,000 in its operating bank account and working capital of approximately $815,000. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on the Company’s behalf in exchange for the issuance of the Founder Shares to the Sponsor (see Note 4), a loan of approximately $188,000 pursuant to a promissory note issued to the Sponsor and the net proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the promissory note on September 3, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loan. The Company’s management plans to continue its efforts to complete a Business Combination within 18 months of the closing of the Initial Public Offering, or February 28, 2022. The Company believes that the funds currently available to it outside of the Trust Account will be sufficient to allow it to operate until February 28, 2022; however, there can be no assurances that its estimate is accurate.
In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by February 28, 2022, then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 28, 2022.
Note 2 — Summary of Significant Accounting Policies
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with U.S. GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of March 31, 2021 and December 31, 2020, the Company did not have any cash equivalents.
Investments Held in Trust Account
Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Account. Investments held in the Trust Account are classified as trading securities, which are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income from the Trust Account in the accompanying statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in the Trust Account. At March 31, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. The fair value of Public Warrants has since been measured by the trading price of the warrants which began to separately trade in October 2020.
Fair Value of Financial Instruments
As of March 31, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. As of March 31, 2021 and December 31, 2020, the Company’s investments held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value for trading securities is determined using quoted market prices in active markets.
Offering Costs Associated with the Initial Public Offering
The Company complies with the requirements of the ASC 340-10-S99-1. Offering costs consisted of legal, accounting, underwriting fees and other costs. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
received. Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating expenses in the statement of operations within the period of the completion of the Initial Public Offering. Offering costs associated with the Public Shares were charged to stockholders’ equity upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as a long-term liability due to the uncertain nature of the closing of a Business Combination and its encumbrance to the Trust Account.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 30,954,180 and 29,512,635 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s condensed balance sheets.
Derivative Warrant Liabilities
The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC 815-15. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.
The Company issued 17,250,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 531,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. Subsequent to when the warrants began separately trading, the fair value measurements were determined based on their trading price. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing model since these instruments do not have the early redemption feature. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. The Company has not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 17,781,250 shares of the Company’s Class A ordinary shares in the calculation of diluted income per share, since their inclusion would be anti-dilutive under the treasury stock method.
The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per ordinary share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the investment income from the Trust

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Account, net of applicable taxes, if any, available to be withdrawn from the Trust Account, resulting in net income of approximately $5,000 for the three months ended March 31, 2021, by the weighted average number of Class A ordinary shares outstanding for the period. Net income per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income of approximately $14.5 million, less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.
Income Taxes
FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
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
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
The Company’s management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Note 3 — Initial Public Offering
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
Note 4 — Related Party Transactions
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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
Related Party Extension Loans
As discussed in Note 1, the Company may extend the period of time to consummate a Business Combination up to six times, each by an additional month (for a total of 24 months to complete a Business Combination). In order to extend the time available for the Company to consummate a Business Combination, the Sponsor or its affiliates or designees must deposit into the Trust Account approximately $1.1 million ($0.033 per Public Share), on or prior to the date of the applicable deadline, for each monthly extension, up to an aggregate of approximately $6.8 million, or $0.198 per Public Share, if the Company effects extension for up to six months in aggregate. Any such payment would be made in the form of a loan. The terms of the promissory note to be issued in connection with any such loans have not yet been negotiated. If the Company completes a Business Combination, the Company would repay such loaned amounts out of the proceeds of the Trust Account released to the Company. If the Company does not complete a Business Combination, the Company will not repay such loans. Furthermore, the letter agreement with the initial shareholders contains a provision pursuant to which the Sponsor has agreed to waive its right to be repaid for such loans in the event that the Company does not complete a Business Combination. The Sponsor and its affiliates or designees are not obligated to fund the Trust Account to extend the time for the Company to complete a Business Combination.
Note 5 — Commitments and Contingencies
Registration Rights
The holders of the Founder Shares, Private Placement Units, and units that may be issued upon conversion of Working Capital Loans (and in each case holders of their component securities and any permitted transferees, as applicable) are entitled to registration rights to require the Company to register a sale of any of its securities held by them pursuant to the registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that the Company registers such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
underwriting commissions. The deferred fee will become payable to the underwriters from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.
Note 6 — Derivative Warrant Liabilities
As of March 31, 2021 and December 31, 2020, the Company had 17,250,000 and 531,250 Public Warrants and Private Warrants outstanding, respectively.
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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
Note 7 — Shareholders’ Equity
Preference Shares — The Company is authorized to issue 2,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 35,562,500 Class A ordinary shares issued and outstanding, including 30,954,180 and 29,512,635 Class A ordinary shares subject to possible redemption, respectively.
Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.
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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
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
Note 8 — Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.
March 31, 2021
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$346,741,889	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$18,457,500	$—	$—
Derivative warrant liabilities – Private Warrants	$—	$—	$935,000
December 31, 2020
Description	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
Investments held in Trust Account	$346,736,767	$—	$—
Liabilities:
Derivative warrant liabilities – Public Warrants	$32,775,000	$—	$—
Derivative warrant liabilities – Private Warrants	$—	$—	$1,306,880
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the three months ended March, 31, 2021.
Level 1 instruments include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since October 5, 2020. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing model since these instruments do not have the early redemption feature. For the three months ended March 31, 2021, the Company recognized a gain to the unaudited condensed statement of operations resulting from a decrease in the fair value of liabilities of approximately $14.7 million presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statement of operations.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
The estimated fair value of the Private Placement Warrants is determined using Level 3 inputs. Inherent in a Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary shares warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s Class A ordinary shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:
	March 31, 2021	December 31, 2020
Volatility	23.0%	23-29%
Share price	$9.89	$10.41
Risk-free rate	1.04%	0.43%
Dividend yield	0.0%	0.0%
Expected life (years)	5.5	5.5
The change in the fair value of the derivative warrant liabilities measured using Level 3 inputs for the period for the three months ended March 31, 2021 is summarized as follows:
Warrant liabilities – Level 3, December 31, 2020	$1,306,880
Change in fair value of warrant liabilities – Level 3	(371,880)
Warrant liabilities – Level 3, March 31, 2021	$935,000
Note 9 — Subsequent Events
Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the condensed balance sheets were available for issuance. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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
Overview
We are a blank check company incorporated on June 4, 2020 as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”), that we have not yet identified.
Our sponsor is Burgundy Technology Sponsor Limited, a Jersey private limited company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on August 26, 2020. On August 31, 2020, we consummated its Initial Public Offering of 30,000,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units, the “Public Shares”), at $10.00 per Unit, generating gross proceeds of $300.0 million. The underwriters exercised the over-allotment option in full and on September 18, 2020 purchased an additional 4,500,000 units (the “Over-Allotment Units”), generating additional gross proceeds of $45.0 million (the “Over-Allotment”). We incurred offering costs of approximately $19.6 million, including approximately $12.1 million in deferred underwriting fees.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 950,000 Units (the “Private Placement Units”) at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $9.5 million. We consummated a second closing (the “Second Closing”) of the Private Placement simultaneously with the closing of the Over-Allotment on September 18, 2020 for an additional 112,500 Private Placement Units to the Sponsor, generating gross proceeds to us of approximately $1.1 million.
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
If we have not completed our initial Business Combination within 18 months (unless such a period is extended as described herein), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, and less up to $100,000 of interest to pay dissolution expenses) divided by the number of then outstanding Public Shares, which redemption will completely extinguish Public Shareholder’s rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate a Business Combination within 18 months (unless such period is extended as described herein).
If we anticipate that we may not be able to consummate a Business Combination within 18 months, we may extend the combination period. In order to extend the time available for us to consummate a Business Combination, our Sponsor or its affiliate or designees must deposit into the Trust Account approximately $1.1 million ($0.033 per public share), on or prior to the date of the applicable deadline, for each monthly extension, up to an aggregate of approximately $6.8 million, or $0.198 per public share, if we effect extension for up to six months in aggregate.
Going Concern
As of March 31, 2021, we had approximately $830,000 in our operating bank account and working capital of approximately $815,000.
To date, our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares to our Sponsor, a loan of approximately $188,000 pursuant to a promissory note issued to our Sponsor and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the promissory note on September 3, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor may, but is not obligated to, provide us with Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loan. We plan to continue our efforts to complete a Business Combination within 18 months of the closing of the Initial Public Offering, or February 28, 2022. We believe that the funds currently available to it outside of the Trust Account will be sufficient to allow it to operate until February 28, 2022; however, there can be no assurances that its estimate is accurate.
In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” our management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a Business Combination by February 28, 2022, then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 28, 2022.
Results of Operations
Our entire activity since inception up to March 31, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended March 31, 2021, we had net income of approximately $14.5 million, which consisted of approximately $5,000 in investment income from the Trust Account and a gain of $14.7 million from changes in the fair value of derivative warrant liabilities, partially offset by approximately $207,000 in general and administrative expenses.
Contractual Obligations
We do not have any long-term debt obligations, capital lease obligations, operating lease obligations, purchase obligations or long-term liabilities.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. The Company has identified the following as its critical accounting policies:
Investments Held in the Trust Account
Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. Our investments held in the Trust Account are classified as trading securities. Trading securities are presented on the unaudited condensed balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these investments are included in income from investments held in the Trust Account in the unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021 and December 31, 2020, 30,954,180 and 29,512,635 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of our condensed balance sheets.
Net Income (Loss) Per Ordinary Share
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period. We have not considered the effect of the warrants sold in the Initial Public Offering and Private Placement to purchase an aggregate of 17,781,250 shares of our Class A ordinary shares in the calculation of diluted income (loss) per share, since their inclusion would be anti-dilutive under the treasury stock method.

Our unaudited condensed statement of operations includes a presentation of income (loss) per ordinary share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the gain on investments held in the Trust Account, net of applicable taxes, if any, available to be withdrawn from the Trust Account, resulting in net income of approximately $5,000 for the three months ended March 31, 2021, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the period. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.
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
We issued 17,250,000 warrants to purchase Class A ordinary shares to investors related to our Initial Public Offering and issued 531,250 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations. Subsequent to when the warrants began separately trading, the fair value measurements were determined based on their trading price. The fair value of Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Recent Accounting Standards
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. We adopted ASU 2020-06 on January 1, 2021. Adoption of the ASU did not impact our financial position, results of operations or cash flows.
Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Item 3.
Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4.
Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified. Due solely to the events that led to our restatement of our financial statements, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified. In light of the restatement of the financial statements included in this Quarterly Report on Form 10-Q, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II — OTHER INFORMATION
Item 1.
Legal Proceedings

None.
Item 1A.
   Risk Factors.

You should carefully consider the risks described in the “Risk Factors” section included in our Annual Report on Form 10-K/A for the year ended December 31, 2020. Risks to which we are subject include, but are not limited to, the factors mentioned in such section and under “Cautionary Note Regarding Forward-Looking Statements” above, and the risks of our businesses described elsewhere in this Quarterly Report on Form 10-Q.
Item 2.
Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities
None.
Use of Proceeds
Item 3.
Defaults Upon Senior Securities

None.
Item 4.
Mine Safety Disclosures

Not applicable.
Item 5.
Other Information

None.

Item 6.
Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 8th day of June, 2021.
BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
By: Name: Title:	/s/ Leo Apotheker Leo Apotheker Co-Chief Executive Officer (Principal Executive Officer)
BURGUNDY TECHNOLOGY ACQUISITION CORPORATION
By: Name: Title:	/s/ James Scott Mackey James Scott Mackey Chief Financial Officer (Principal Financial and Accounting Officer)