Form 10-Q
period 2021-06-30
Burgundy Technology Acquisition Corp
filed 2021-08-13
CIK 1815526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 001-39474

Burgundy Technology Acquisition Corporation

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

As of August 13, 2021, 35,562,500 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

Form 10-Q

For the Quarter Ended June 30, 2021

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$721,796	$974,815
Prepaid expenses	77,080	136,636
Total current assets	798,876	1,111,451
Investments held in Trust Account	346,747,069	346,736,767
Total assets	$347,545,945	$347,848,218

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$300,636	$9,352
Accrued expenses	130,000	80,000
Total current liabilities	430,636	89,352
Derivative warrant liabilities	17,080,940	34,081,880
Deferred underwriting commissions	12,075,000	12,075,000
Total liabilities	29,586,576	46,246,232

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 31,140,235 and 29,512,635 shares subject to possible redemption at $10.05 per share as of June 30, 2021 and December 31, 2020, respectively	312,959,362	296,601,983

Shareholders' Equity:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 4,422,265 and 6,049,865 shares issued and outstanding (excluding 31,140,235 and 29,512,635 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	442	605
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of June 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	4,528,367	20,885,583
Retained earnings /(accumulated deficit)	470,335	(15,887,048)
Total shareholders' equity	5,000,007	5,000,003
Total Liabilities and Shareholders' Equity	$347,545,945	$347,848,218

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2021	June 30, 2021
Operating expenses:
General and administrative expenses	$446,883	$653,859
Loss from operations	(446,883)	(653,859)

Other income:
Change in fair value of derivative warrant liabilities	2,311,560	17,000,940
Investment income from the Trust Account	5,180	10,302
Total other income	2,316,740	17,011,242

Net income	$1,869,857	$16,357,383

Weighted average Class A ordinary shares outstanding, basic and diluted	35,562,500	35,562,500
Basic and diluted net income per ordinary share, Class A	$0.00	$0.00
Weighted average Class B ordinary shares outstanding, basic and diluted	8,625,000	8,625,000
Basic and diluted net income per ordinary share, Class B	$0.22	$1.90

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

			Ordinary Shares				Additional	Retained Earnings/	Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	—	$—	6,049,865	$605	8,625,000	$863	$20,885,583	$(15,887,048)	$5,000,003
Class A ordinary shares subject to possible redemption	—	—	(1,441,545)	(144)	—	—	(14,487,382)	—	(14,487,526)
Net income	—	—	—	—	—	—	—	14,487,526	14,487,526
Balance - March 31, 2021	—	$—	4,608,320	$461	8,625,000	$863	$6,398,201	$(1,399,522)	$5,000,003
Class A ordinary shares subject to possible redemption	—	—	(186,055)	(19)	—	—	1,869,834	—	(1,869,853)
Net income	—	—	—	—	—	—	—	1,869,857	1,869,857
Balance - June 30, 2021	—	$—	4,422,265	$442	8,625,000	$863	$4,528,367	$470,335	$5,000,007

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$16,357,383
Adjustments to reconcile net income to net cash used in operating activities:
Change in the fair value of derivative warrant liabilities	(17,000,940)
Investment income from the Trust Account	(10,302)
Changes in operating assets and liabilities:
Prepaid expenses	59,556
Accounts payable	291,284
Accrued expenses	50,000
Net cash used in operating activities	(253,019)
Net change in cash	(253,019)

Cash - beginning of the period	974,815
Cash - end of the period	$721,796

Supplemental disclosure of noncash investing and financing activities:
Change in value of Class A ordinary shares subject to possible redemption	$16,357,379

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from June 4, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be at $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. The Company has adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on June 4, 2021.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern

As of June 30, 2021, the Company had approximately $722,000 in its operating bank account and working capital of approximately $368,000. To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on the Company’s behalf in exchange for the issuance of the Founder Shares  to the Sponsor (see Note 4), a loan of approximately $188,000 pursuant to a promissory note  issued to the Sponsor and the net  proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the promissory note on September 3, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 4). To date, there were no amounts outstanding under any Working Capital Loan. The Company’s management plans to continue its efforts to complete a Business Combination within 18 months of the closing of the Initial Public

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering, or February 28, 2022. The Company believes that the funds currently available to it outside of the Trust Account will be sufficient to allow it to operate until February 28, 2022; however, there can be no assurances that its estimate is accurate.

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

Note 2 — Summary of Significant Accounting Policies

Use of Estimates

The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of June 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

Investments Held in Trust Account

Upon the closing of the Initial Public Offering and the Private Placement, the Company was required to place net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement in a Trust Account, which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations and generally have a readily determinable fair value, as determined by management of the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in the Trust Account. At June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

These tiers include:

●	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and
●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Fair Value of Financial Instruments

As of June 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. As of June 30, 2021 and December 31, 2020, the Company’s investments held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value for trading securities is determined using quoted market prices in active markets.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 31,140,235 and 29,512,635 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. Management evaluates all of the Company’s financial instruments, including issued warrants to purchase its Class A ordinary shares, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Company issued 17,250,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 531,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. Subsequent to when the warrants began separately trading, the fair value measurements were determined based on their trading price. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing model since these instruments do not have the early redemption feature. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s unaudited condensed statement of operations includes a presentation of income (loss) per ordinary share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income per ordinary share. Net income per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the investment income from the Trust Account, net of applicable taxes, if any, available to be withdrawn from the Trust Account by the weighted average number of Class A ordinary shares outstanding for the period. Net income per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income for the period less income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

	For the Three Months	For the Six Months
	Ended June 30, 2021	Ended June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income from investments held in Trust Account	$5,180	$10,302
Less: Company's portion available to be withdrawn to pay taxes	—	—
Net income attributable	$5,180	$10,302
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	35,562,500	35,562,500
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income	$1,869,857	$16,357,383
Net income allocable to Class A ordinary shares	(5,180)	(10,302)
Net income attributable	$1,864,677	$16,347,081
Denominator: weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	8,625,000	8,625,000
Basic and diluted net income per share, Class B ordinary shares	$0.22	$1.90

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Note 6 — Derivative Warrant Liabilities

As of June 30, 2021 and December 31, 2020, the Company had 17,250,000 and 531,250 Public Warrants and Private Warrants outstanding, respectively.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Once the warrants become exercisable, we may redeem the outstanding warrants (except as described herein with respect to the placement warrants as described):

●	in whole and not in part;
●	at a price of $0.01 per warrant;
●	upon a minimum of 30 days’ prior written notice of redemption, which we refer to as the 30-day redemption period; and
●	if, and only if, the last sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for share subdivisions, share consolidations, share capitalizations, rights issuances, reorganizations, recapitalizations and the like) for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which we send the notice of redemption to the warrant holders.

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

Note 7 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 2,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 35,562,500 Class A ordinary shares issued and outstanding, including 31,140,235 and 29,512,635 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

Note 8 — Fair Value Measurements

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis and indicate the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments held in Trust Account	$346,741,889	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$16,215,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$865,940

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2020
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments held in Trust Account	$346,736,767	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$32,775,000	$—	$—
Derivative warrant liabilities - Private Warrants	$—	$—	$1,306,880

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the six months ended June, 30, 2021.

Level 1 assets include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since October 2020. The fair value of Private Warrants is calculated using the Black-Scholes Option Pricing model since these instruments do not have the early redemption feature. The Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in the fair value of derivative warrant liabilities of approximately $2.3 million and $17.0 million, for the three months and six months ended June 30, 2021, respectively.

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

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2021	December 31, 2020
Volatility	22%	23-29%
Share price	$9.85	$10.41
Risk-free rate	0.95%	0.43%
Dividend yield	0.0%	0.0%
Expected life (years)	5.0	5.5

The change in the fair value of the derivative warrant liabilities measured using Level 3 inputs for the period for the six months ended June 30, 2021 is summarized as follows:

Warrant liabilities - Level 3, December 31, 2020	$1,306,880
Change in fair value of warrant liabilities - Level 3	(440,940)
Warrant liabilities - Level 3, June 30, 2021	$865,940

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Subsequent Events

Management has evaluated subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were available for issuance. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Going Concern

As of June 30, 2021, we had approximately $722,000 in our operating bank account and working capital of approximately $368,000.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had net income of approximately $1.9 million, which consisted of a gain of approximately $2.3 million from changes in the fair value of derivative warrant liabilities and approximately $5,000 in investment income from the Trust Account, partially offset by approximately $447,000 in general and administrative expenses.

For the six months ended June 30, 2021, we had net income of approximately $17 million, which consisted of a gain of approximately $17 million from changes in the fair value of derivative warrant liabilities and approximately $10,000 in investment income from the Trust Account, partially offset by approximately $654,000 in general and administrative expenses.

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

Investments Held in the Trust Account

Our portfolio of investments held in the Trust Account is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When our investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When our investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021 and December 31, 2020, 31,140,235 and 29,512,635 Class A ordinary shares subject to possible redemption are presented as temporary equity, respectively, outside of the shareholders’ equity section of our condensed balance sheets.

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

Our unaudited condensed statement of operations includes a presentation of income (loss) per ordinary share for Class A ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares is calculated by dividing the gain on investments held in the Trust Account, net of applicable taxes, if any, available to be withdrawn from the Trust Account, resulting in net income, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the period. Net income (loss) per ordinary share, basic and diluted, for Class B ordinary shares is calculated by dividing the net income (loss), adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary shares outstanding for the period.

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

We issued 17,250,000 warrants to purchase Class A ordinary shares to investors related to our Initial Public Offering and issued 531,250 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations. Subsequent to when the warrants began separately trading, the fair value measurements were determined based on their trading price. The fair value of Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Off-Balance Sheet Arrangements

As of June 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.       Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Quarterly Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report, due solely to the material weakness in our internal control over financial reporting described in our Annual Report on Form 10K/A as filed with the SEC on June 4, 2021. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

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

Changes in Internal Control over Financial Reporting

Except for changes made in connection with the material weakness described in our Annual Report on Form 10K/A as filed with the SEC on June 4, 2021, there was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial. In light of the material weakness that we identified, we have enhanced, and plan to continue to enhance, our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

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

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 13th day of August, 2021.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

By:	/s/ Leo Apotheker
Name:	Leo Apotheker
Title:	Co-Chief Executive Officer (Principal Executive Officer)

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

By:	/s/ James Scott Mackey
Name:	James Scott Mackey
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)