Form 10-Q
period 2021-09-30
Burgundy Technology Acquisition Corp
filed 2021-11-15
CIK 1815526

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 12, 2021, 35,562,500 Class A ordinary shares, par value $0.0001 per share, and 8,625,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

Form 10-Q

For the Quarter Ended September 30, 2021

		Page No.
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements	3
	Condensed Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	3
	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021, and for the Three Months Ended September 30, 2020 and the Period from June 4, 2020 (inception) through September 30, 2020	4
	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2021, and for the Three Months Ended September 30, 2020 and the Period from June 4, 2020 (inception) through September 30, 2020	5
	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021, and for the Period from June 4, 2020 (inception) through September 30, 2020	6
	Notes to Unaudited Condensed Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	28
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	30
PART III. SIGNATURES

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

CONDENSED BALANCE SHEETS AS OF

SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

	September 30, 2021	December 31, 2020
	(unaudited)
Assets
Current assets:
Cash	$73,550	$974,815
Prepaid expenses	297,287	136,636
Total current assets	370,837	1,111,451
Investments held in Trust Account	346,752,305	346,736,767
Total assets	$347,123,142	$347,848,218

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit
Current liabilities:
Accounts payable	$71,819	$9,352
Accrued expenses	1,461,000	80,000
Total current liabilities	1,532,819	89,352
Working capital loan - related party, at fair value	30,600	—
Deferred underwriting commissions	12,075,000	12,075,000
Derivative warrant liabilities	12,500,310	34,081,880
Total liabilities	26,138,729	46,246,232

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 34,500,000 shares at $10.05 per share as of September 30, 2021 and December 31, 2020	346,725,000	346,725,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 2,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 1,062,500 shares issued and outstanding (excluding 34,500,000 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020	106	106
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 8,625,000 shares issued and outstanding as of September 30, 2021 and December 31, 2020	863	863
Additional paid-in capital	—	—
Accumulated deficit	(25,741,556)	(45,123,983)
Total shareholders' deficit	(25,740,587)	(45,123,014)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$347,123,142	$347,848,218

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021,

AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

AND THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

				For the Period From
	For the Three	For the Three	For the Nine	June 4,2020
	Months Ended	Months Ended	Months Ended	(inception) through
	September 30, 2021	September 30, 2020	September 30,2021	September 30,2020
Operating expenses:
General and administrative expenses	$1,560,222	$125,839	$2,214,081	$148,400
Loss from operations	(1,560,222)	(125,839)	(2,214,081)	(148,400)

Other income (expense):
Change in fair value of working capital loan - related party	(600)	—	(600)	—
Change in fair value of derivative warrant liabilities	4,580,630	(533,430)	21,581,570	(533,430)
Financing costs - derivative warrant liabilities	—	(959,510)	—	(959,510)
Investment income from the Trust Account	5,236	4,821	15,538	4,821
Total other income	4,585,266	(1,488,119)	21,596,508	(1,488,119)

Net income (loss)	$3,025,044	$(1,613,958)	$19,382,427	$(1,636,519)

Weighted average Class A ordinary shares outstanding, basic and diluted	35,562,500	11,080,571	35,562,500	9,183,896
Basic and diluted net income (loss) per ordinary share, Class A	$0.07	$(0.08)	$0.44	$(0.09)
Weighted average Class B ordinary shares outstanding, basic and diluted	8,625,000	8,625,000	8,625,000	8,625,000
Basic and diluted net income (loss) per ordinary share, Class B	$0.07	$(0.08)	$0.44	$(0.09)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021,

AND FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2020

AND THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

			Ordinary Shares				Additional		Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	—	$—	1,062,500	$106	8,625,000	$863	$—	$(45,123,983)	$(45,123,014)
Net income	—	—	—	—	—	—	—	14,487,526	14,487,526
Balance - March 31, 2021 (unaudited)	—	$—	1,062,500	$106	8,625,000	$863	$—	$(30,636,457)	$(30,635,488)
Net income	—	—	—	—	—	—	—	1,869,857	1,869,857
Balance - June 30, 2021 (unaudited)	—	$—	1,062,500	$106	8,625,000	$863	$—	$(28,766,600)	$(28,765,631)
Net income	—	—	—	—	—	—	—	3,025,044	3,025,044
Balance - September 30, 2021(unaudited)	—	$—	1,062,500	$106	8,625,000	$863	$—	$(25,741,556)	$(25,740,587)

			Ordinary Shares				Additional		Total
	Preference shares		Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - June 4, 2020 (inception)	—	$—	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	—	—	8,625,000	863	24,137	—	25,000
Net loss	—	—	—	—	—	—	—	(22,561)	(22,561)
Balance - June 30, 2020 (unaudited)	—	$—	—	$—	8,625,000	$863	$24,137	$(22,561)	$2,439
Excess of cash received over fair value of private placement warrants	—	—	1,062,500	106	—	—	9,764,264	—	9,764,370
Accretion of Class A ordinary shares to redemption amount	—	—	—	—	—	—	(9,788,401)	(29,236,935)	(39,025,336)
Net loss	—	—	—	—	—	—	—	(1,613,958)	(1,613,958)
Balance - September 30, 2020 (unaudited)	—	$—	1,062,500	$106	8,625,000	$863	$—	$(30,873,454)	$(30,872,485)

The accompanying notes are an integral part of these unaudited condensed financial statements.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021,

AND FOR THE PERIOD FROM JUNE 4, 2020 (INCEPTION) THROUGH SEPTEMBER 30, 2020

		For the Period
	For the Nine	From June 4, 2020
	Months Ended	(Inception) through
	September 30, 2021	September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$19,382,427	$(1,636,519)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Change in the fair value of derivative warrant liabilities	(21,581,570)	533,430
Investment income from the Trust Account	(15,538)	(4,821)
Financing costs - derivative warrant liabilities	—	959,510
General and administrative expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	—	19,800
General and administrative expenses paid by Sponsor under promissory note	—	11,055
Changes in operating assets and liabilities:
Prepaid expenses	(160,651)	(206,042)
Accounts payable	62,467	190,278
Accrued expenses	1,381,000	4,575
Net cash used in operating activities	(931,865)	(128,734)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(346,725,000)
Net cash used in investing activities	—	(346,725,000)

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	92,208
Repayment of note payable to related party	—	(188,213)
Proceeds from working capital loan to related party	30,600	—
Proceeds received from initial public offering, gross	—	345,000,000
Proceeds received from private placement	—	10,625,000
Offering costs paid	—	(7,105,253)
Net cash provided by financing activities	30,600	348,423,742

Net change in cash	(901,265)	1,570,008

Cash - beginning of the period	974,815	—
Cash - end of the period	$73,550	$1,570,008

Supplemental disclosure of noncash investing and financing activities:
Offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$5,200
Offering costs included in accounts payable	$—	$284,443
Offering costs included in accrued expenses	$—	$75,000
Offering costs funded with note payable	$—	$84,950
Deferred underwriting commissions	$—	$12,075,000
Accretion of Class A ordinary shares to redemption	$—	$39,025,336

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from June 4, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the preparation of its initial public offering (the “Initial Public Offering”) and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Initial Public Offering (as defined below).

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

Upon the closing of the Initial Public Offering, the Over-Allotment and the Private Placement, approximately $346.7 million ($10.05 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Stock Transfer & Trust Company acting as trustee, and was invested only in U.S. government securities within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the "Investment Company Act"), with a maturity of 185 days or less or in money market funds investing solely in United States Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of funds held in the Trust Account as described below.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders (the “Public Shareholders”) of its Public Shares, with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be at $10.05 per Public Share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay income taxes). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). These Public Shares are classified as temporary equity in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, only if a majority of the ordinary shares, represented in person or by proxy and entitled to vote thereon, voted at a shareholder meeting are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction or vote at all. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) have agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. The Company has adopted an insider trading policy which requires insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders have agreed to waive their redemption rights with respect to their Founder Shares, private placement shares (the “Private Placement Shares”) underlying the Private Placement Units and Public Shares in connection with the completion of a Business Combination.

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

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the period ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K/A filed by the Company with the SEC on June 4, 2021.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Public Shares in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Public Shares in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider Public Shares classified as temporary equity as part of net tangible assets. Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all outstanding Public Shares as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering (including upon the sale of the Over-Allotment Units). The change in the carrying value of the Class A ordinary shares subject to redemption at the Initial Public Offering and upon closing the sale of Over-Allotment Units resulted in a decrease of approximately $6.0 million in additional paid-in capital and an increase of approximately $25.1 million to accumulated deficit, as well as a reclassification of 3,113,260 shares of Class A ordinary shares from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on September 4, 2020 and the restated financial statements included in the Company’s Annual Report on Form 10-K/A filed on June 4, 2021, and the previously issued financial statements included in the Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation.

The impact of the revision to the audited balance sheet as of December 31, 2020 is a reclassification of approximately $50.1 million from total shareholders’ equity to Class A ordinary shares subject to possible redemption. The impact of the revision to the unaudited condensed balance sheets as of September 30, 2020, March 31, 2021, and June 30, 2021, is a reclassification of $35.9 million, $35.6 million and $33.8 million, respectively, from total shareholders’ equity to Class A ordinary shares subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, or net income (loss). In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of September 30, 2021, the Company had approximately $74,000 in its operating bank account and a working capital deficit of approximately $1.2 million.

To date, the Company’s liquidity needs have been satisfied through a payment of $25,000 from the Sponsor to cover certain expenses on the Company’s behalf in exchange for the issuance of the Founder Shares  to the Sponsor (see Note 4), a loan of approximately $188,000 pursuant to a promissory note  issued to the Sponsor and the net  proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the promissory note on September 3, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor provided the Company a Working Capital Loan (see Note 4). As of September 30, 2021, $30,600 was drawn under the Working Capital Loan.

The Company’s management plans to continue its efforts to complete a Business Combination within 18 months of the closing of the Initial Public Offering, or February 28, 2022 (unless such a period is extended as described herein).The Company believes that the funds currently available to it outside of the Trust Account will be sufficient to allow it to operate until February 28, 2022; however, there can be no assurances that its estimate is accurate.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements — Going Concern,” management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to complete a business combination by February 28, 2022 (unless such a period is extended as described herein), then the Company will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 28, 2022 .

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. As of September 30, 2021 and December 31, 2020, the Company did not have any cash equivalents.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000, and investments held in the Trust Account. At September 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Fair Value of Financial Instruments

As of September 30, 2021 and December 31, 2020, the carrying values of cash, prepaid expenses, accounts payable and accrued expenses approximate their fair values due to the short-term nature of the instruments. As of September 30, 2021 and December 31, 2020, the Company’s investments held in the Trust Account are comprised of investments in U.S. Treasury securities with an original maturity of 185 days or less or investments in money market funds that comprise only U.S. treasury securities and are recognized at fair value. The fair value for trading securities is determined using quoted market prices in active markets.

Working Capital Loan – Related Party

The Company has elected the fair value option to account for its working capital loan – related party with its Sponsor as defined and more fully described in Note 4. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan – related party on the unaudited condensed statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s own assumption about the assumptions that a market participant would use in pricing the asset or liability.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities were expensed as incurred, presented as non-operating expenses in the unaudited condensed statements of operations within the period of the completion of the Initial Public Offering. Offering costs associated with the Public Shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. The Company classifies deferred underwriting commissions as a long-term liability due to the uncertain nature of the closing of a Business Combination and its encumbrance to the Trust Account.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Effective with the closing of the Initial Public Offering (including upon the sale of the Over-Allotment Units), the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

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

The Company issued 17,250,000 warrants to purchase Class A ordinary shares to investors in the Company’s Initial Public Offering and simultaneously issued 531,250 Private Placement Warrants. All of the Company’s outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. Subsequent to when the warrants began separately trading, the fair value measurements were determined based on their trading price. The fair value of Private Warrants was calculated using the Black-Scholes Option Pricing model since these instruments do not have the early redemption feature. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Net Income (Loss) Per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of  17,781,250 shares of ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary shares:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2021		September 30, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income	$2,434,583	$590,461	$15,599,153	$3,783,274
Denominator:
Basic and diluted weighted average ordinary shares outstanding	35,562,500	8,625,000	35,562,500	8,625,000

Basic and diluted net income per ordinary share	$0.07	$0.07	$0.44	$0.44

	For the Three Months Ended		For the Period from June 4, 2020
	September 30, 2020		(inception) through September 30, 2020
	Class A	Class B	Class A	Class B
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(907,539)	$(706,419)	$(843,939)	$(792,580)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	11,080,571	8,625,000	9,183,896	8,625,000

Basic and diluted net loss per ordinary share	$(0.08)	$(0.08)	$(0.09)	$(0.09)

Income Taxes

FASB ASC Topic 740, “Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Working Capital Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company may repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans may be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $1.5 million of such Working Capital Loans may be convertible into units, at the price of $10.00 per unit at the option of the lender. Such units would be identical to the Private Placement Units. As of September 30, 2021, $30,000 was drawn on the working capital loan – related party account, presented at its fair value of approximately $31,000 on the accompanying condensed balance sheets. As of December 31, 2020, the Company had no outstanding borrowings under the Working Capital Loans.

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

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

Note 6 — Derivative Warrant Liabilities

As of September 30, 2021 and December 31, 2020, the Company had 17,250,000 and 531,250 Public Warrants and Private Warrants outstanding, respectively.

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

Note 7 – Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 200,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 34,500,000 Class A ordinary shares subject to possible redemption outstanding and classified outside of permanent equity in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the condensed balance sheets are reconciled on the following table:

Gross proceeds	$345,000,000
Less:
Amount allocated to Public Warrants	(18,630,000)
Class A ordinary shares issuance costs	(18,670,336)
Plus:
Accretion of carrying value to redemption value	39,025,336
Class A ordinary shares subject to possible redemption	$346,725,000

Note 8 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue 2,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021 and December 31, 2020, there were 1,062,500 Class A ordinary shares issued and outstanding, excluding 34,500,000 Class A ordinary shares subject to possible redemption classified in temporary equity (see Note 7).

Class B Ordinary Shares — The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were 8,625,000 Class B ordinary shares issued and outstanding.

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

September 30, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments held in Trust Account	$346,752,305	$—	$—
Liabilities:
Working capital loan - related party	$—	$—	$30,600
Derivative warrant liabilities - Public Warrants	$11,730,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$770,310

December 31, 2020
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)

Assets:
Investments held in Trust Account	$346,736,767	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrants	$32,775,000	$—	$—
Derivative warrant liabilities - Private Placement Warrants	$—	$—	$1,306,880

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. There was no transfer between levels during the nine months ended September 30, 2021.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 assets include investments in mutual funds invested in government securities and Public Warrants. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.

The fair value of Public Warrants issued in connection with the Initial Public Offering has been measured based on the listed market price of such warrants, a Level 1 measurement, since October 2020. The fair value of Private Warrants is calculated using the Black-Scholes Option Pricing model since these instruments do not have the early redemption feature. The Company recognized a gain in the unaudited condensed statements of operations resulting from a decrease in the fair value of derivative warrant liabilities of approximately $4.6 million and $21.6 million, for the three months and nine months ended September 30, 2021, respectively.

The estimated fair values of the Private Placement Warrants and the Working Capital Loan are determined using Level 3 inputs. Inherent in a Black-Scholes Option Pricing Model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its Class A ordinary share warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s equity shares that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

The following table provides quantitative information regarding Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2021	December 31, 2020
Volatility	11.0%	23-29%
Share price	$9.95	$10.41
Risk-free rate	1.06%	0.43%
Dividend yield	0.0%	0.0%
Expected life (years)	5.5	5.5

The change in the fair value of the derivative warrant liabilities measured using Level 3 inputs for the period for the nine months ended September 30, 2021 is summarized as follows:

Warrant liabilities - Level 3, December 31, 2020	$1,306,880
Change in fair value of warrant liabilities - Level 3	(536,570)
Warrant liabilities - Level 3, September 30, 2021	$770,310

The change in the fair value of the Working Capital Loan measured using Level 3 inputs for the period for the nine months ended September 30, 2021 is summarized as follows:

Working Capital Loan at January 1, 2021	$—
Issuance of Working Capital Loan – Level 3	30,690
Change in fair value of Working Capital Loan - Level 3	(90)
Working Capital Loan - Level 3, September 30, 2021	$30,600

Note 10 — Subsequent Events

A further $50,000 was drawn under the Working Capital Loan (see Note 4) on October 8, 2021. Management has evaluated other subsequent events and transactions that occurred after the balance sheet date through the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

Liquidity and Going Concern

As of September 30, 2021, we had approximately $74,000 in our operating bank account and a working capital deficit of approximately $1.2 million.

To date, our liquidity needs have been satisfied through a payment of $25,000 from our Sponsor to cover certain expenses on our behalf in exchange for the issuance of the Founder Shares to our Sponsor, a loan of approximately $188,000 pursuant to a promissory note issued to our Sponsor and the net proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the promissory note on September 3, 2020. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor provided us a Working Capital Loan. As of September 30, 2021, $30,000 was drawn under the Working Capital Loan. A further $50,000 was drawn under the Working Capital Loan on October 8, 2021.

We plan to continue our efforts to complete a Business Combination within 18 months of the closing of the Initial Public Offering, or February 28, 2022 (unless such a period is extended as described herein). We believe that the funds currently available to it outside of the Trust Account will be sufficient to allow it to operate until February 28, 2022; however, there can be no assurances that its estimate is accurate.

In connection with our assessment of going concern considerations in accordance with FASB ASC Topic 205-40, “Presentation of Financial Statements - Going Concern,” our management has determined that the mandatory liquidation date and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. If we are unable to complete a Business Combination by February 28, 2022 (unless such a period is extended as described herein), then we will cease all operations except for the purpose of liquidating. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 28, 2022.

Results of Operations

Our entire activity since inception up to September 30, 2021 related to our formation, the preparation for the Initial Public Offering, and since the closing of the Initial Public Offering, the search for a prospective initial Business Combination. We will not generate any operating revenues until after the completion of our initial Business Combination. We generate non-operating income in the form of investment income from the Trust Account. We will continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended September 30, 2021, we had net income of approximately $3.0 million, which consisted of a gain of approximately $4.6 million from changes in the fair value of derivative warrant liabilities and approximately $5,000 in investment income from the Trust Account, partially offset by approximately $1.6 million in general and administrative expenses and approximately $1,000 from changes in the fair value of the working capital loan.

For the three months ended September 30, 2020, we had a net loss of approximately $121,000, which consisted of general and administrative expenses of approximately $126,000, partially offset by investment income from the Trust Account of approximately $5,000.

For the nine months ended September 30, 2021, we had net income of approximately $19.4 million, which consisted of a gain of approximately $21.6 million from changes in the fair value of derivative warrant liabilities and approximately $16,000 in investment income from the Trust Account, partially offset by approximately $2.2 million in general and administrative expenses and approximately $1,000 from changes in the fair value of the working capital loan.

For the period from June 4, 2020 (inception) through September 30, 2020, we had a net loss of approximately $144,000, which consisted of general and administrative expenses of approximately $148,000, partially offset by investment income from the Trust Account of approximately $5,000.

Contractual Obligations

Registration Rights

The holders of the Founder Shares, Private Placement Units, and units that may be issued upon conversion of Working Capital Loans (and in each case holders of their component securities and any permitted transferees, as applicable) are entitled to registration rights to require us to register a sale of any of its securities held by them pursuant to the registration rights agreement. These holders will be entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders will have “piggy-back” registration rights to include their securities in other registration statements filed by us. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021 and December 31, 2020, 34,500,000 Class A ordinary shares subject to possible redemption are presented as temporary equity outside of the shareholders’ equity section of our condensed balance sheets.

Effective with the closing of the Initial Public Offering (including closing of the Over-Allotment), we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) Per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average shares of ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering (including exercise of the over-allotment option) and the Private Placement to purchase an aggregate of 17,781,250 shares of ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events and their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the periods presented. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

We issued 17,250,000 warrants to purchase Class A ordinary shares to investors related to our Initial Public Offering and issued 531,250 Private Placement Warrants. All of our outstanding warrants are recognized as derivative liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statements of operations. Subsequent to when the warrants began separately trading, the fair value measurements were determined based on their trading price. The fair value of Private Placement Warrants was calculated using the Black-Scholes Option Pricing Model since these instruments do not have the early redemption feature. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Off-Balance Sheet Arrangements

As of September 30, 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 4.       Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our principal executive officer and principal financial and accounting officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

In connection with our management's assessment of our internal control over financial reporting as of June 30, 2021, we identified a material weakness in our internal control over financial reporting. The identified material weakness pertained to our control activities solely due to our misapplication of the accounting for our warrants as liabilities. Our control activities were not designed appropriately to ensure that our related accounting conclusions were sufficiently documented and reviewed for compliance with GAAP. The material weakness resulted in a material misstatement of current liabilities and shareholders' equity on our condensed balance sheets as well as a material misstatement of our net income within our unaudited condensed statements of operations.

During the second quarter of 2021, our management enhanced and revised the design of our controls and procedures over our accounting for derivative liabilities. These enhancements include our implementation of additional procedures related to documentation of our management's evaluation of the facts and circumstances supporting its judgments and conclusions surrounding our accounting for derivative liabilities as well as consultation with third-party accounting and valuation experts with relevant knowledge and experience to assist our management with its evaluation of our accounting for such items.

As a result of these enhancements, our management concluded that the material weakness was remediated as of June 30, 2021.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on this 15 th day of November, 2021.

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

By:	/s/ Leo Apotheker
Name:	Leo Apotheker
Title:	Co-Chief Executive Officer (Principal Executive Officer)

BURGUNDY TECHNOLOGY ACQUISITION CORPORATION

By:	/s/ James Scott Mackey
Name:	James Scott Mackey
Title:	Chief Financial Officer (Principal Financial and Accounting Officer)